Form 10-K
period 1999-12-31
C BRIDGE INTERNET SOLUTIONS INC
filed 2000-03-31
CIK 1088570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal year ended December 31, 1999,

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from      to

                       C-bridge Internet Solutions, Inc.
            (Exact name of registrant as specified in its charter)

        Delaware                     7371                    52-2001899
                               (Primary Standard               (I.R.S.
     (State or other              Industrial           EmployerIdentification
     jurisdiction of          Classification Code              Number)
    incorporation or                Number)
      organization)

               219 Vassar Street, Cambridge, Massachusetts 02139
              (Address of principal executive offices, Zip Code)

                                (617) 497-1707
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class               Name of each exchange on which registered
             -------------------               -----------------------------------------
         Common Stock, $.01 par value                           NASDAQ
       Preferred Stock, $.01 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2000 was approximately $304,581,200.

  As of March 1, 2000, there were 19,860,147 shares of Common Stock of the registrant issued and 19,347,439 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain documents listed below have been incorporated by reference into the indicated part of this Form 10-K:

         Document Incorporated                           Part of 10-K
         ---------------------                           ------------
Registrant's Amendment No. 6 to Form S-1       Part I, Item 5; Part IV, Item 14
Registration Statement, filed on December 16,
1999. (File #333-89069)

Proxy Statement for the 2000 Annual Meeting    Part III, Items 10-13
of Stockholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

  This Report on Form 10-K contains forward-looking statements. Statements in
Item 1, Business and Item 7, Management's Discussion and Analysis of Operations and Financial Condition sections of this filing, together with other statements beginning with such words as "believes", "intends", "plans", and "expects" include forward-looking statements that are based on management's expectations given facts as currently known by management. Actual results may differ materially. Factors that could cause the Company's future results to differ materially from the expectations described herein include but are not limited to the profitability of the Company's fixed-price contracts, the Company's ability to hire, train, and retain qualified employees, the Company's ability to continue to develop effective sales and marketing capabilities, the Company's ability to keep pace with the Internet's rapid technological changes, evolving industry standards and changing client requirements, worldwide business use of the Internet, the growth in the number of web access devices per user, the absence of any failure of the Internet, the continued improvement of security on the Internet, and general economic and industry conditions.

                                    PART I

ITEM 1. BUSINESS

General

  C-bridge Internet Solutions, Inc. (the "Company") is a full service provider of Internet-based solutions designed to help companies conduct eBusiness. The Company adds value to its clients by incorporating its expertise in business issue diagnosis and resolution, business and technology strategy development and the delivery of advanced Internet applications and eBusiness solutions. Additionally, through the C-bridge Institute, the Company offers clients executive education services on topics relevant to senior executives' efforts to successfully develop and implement Internet technologies and eBusiness strategies.

  The Company has focused the staffing of its senior management team as well as the appointment of its board of directors around certain core competencies that are strategic to the Company's eBusiness solutions. These core competencies include business strategy development, supply chain management, service chain management, education, creative design, branding and marketing, systems architecture design and back-end systems integration.

  The Company has gained considerable expertise through its strategic relationships with major technology product and service providers, including Hewlett-Packard and Oracle. The Company has also continued to increase the value of its brand and its unique lead generation methodology by developing relationships with senior executives of a significant number of Global 1000 companies who have attended the Company's executive education seminars. Through the delivery of these seminars worldwide, the Company educates over 5,000 business managers and executives each year on business and technology strategies related to the Internet. The Company views this as a third sales channel which complements its own direct sales efforts and sales resulting from its client-partner model which the Company runs on an account-by-account basis through its services delivery organization.

  For the year ended December 31, 1999, three professional services clients accounted for approximately 45% of the Company's total net revenues, of which 23% were from Chevron, 12% were from Allmerica and 10% were from USWest. In addition, one educational services client, CEE, accounted for 17% of our total net revenues. In 1998, three professional services clients accounted for approximately 51% of the Company's total net revenues, of which 25% were from Chevron, 16% were from Johnstone Supply and 10% were from Toyota. In 1997, three professional services clients accounted for 51% of the Company's total net revenues, consisting of 28% of total net revenues from Toyota, 12% of total net revenues from Caterpillar and 11% of total net revenues from OnMoney.

Industry Background

                     Growth of the Internet and eBusiness

  The Internet has evolved into a dynamic platform for conducting business. Faced with growing competition, deregulation and globalization, companies are increasingly looking to utilize Internet technologies to develop a sustainable competitive advantage. They have begun to expand their use of efficient and low-cost Internet technologies to replace or enhance traditional operations, such as customer relationship management, supply and service chain management, employee training and communication.

  Companies are now moving away from implementing standard applications toward assembled applications based on Internet standard architectures. Configuring and customizing large applications was possible when business strategies could be supported by the functionality of static systems. Competitive pressures have driven companies to adopt business strategies that require dynamic, flexible business processes and applicable technical infrastructure. Today, many companies are using Internet standards when designing their systems architecture and then use system components that can be assembled into a flexible solution. With an architectural approach, companies not only get the system flexibility they are looking for, but they are also able to assemble the precise functionality required to create a competitive advantage.

             Market for Full Service eBusiness Solution Providers

  Given the move toward standard architecture, successful adoption of the Internet for eBusiness poses significant architectural, creative, strategic and technical design challenges. The successful alignment of business and Internet strategies requires an understanding of how the Internet can transform relationships among companies' various constituencies, including their employees, customers and business partners. However, companies facing major technology investment decisions often need outside technical expertise to identify and evaluate viable Internet tools, develop feasible systems architectures and implement strategies. Companies must also be able to integrate new Internet applications with their existing systems and data warehouses. Finally, a successful solution requires that the Internet-based solution, particularly the user interface, must be engaging and easy to use. Few companies have the range of skills necessary to recognize the ways in which Internet technologies can transform their businesses and implement sophisticated eBusiness solutions. Even if companies can obtain skills in each of these strategy, technology and creative disciplines, they often have little experience coordinating them to fully exploit the Internet and related technologies.

                             Market Opportunities

  eBusiness solutions providers can be divided into four major categories: large systems integrators, specialty systems integrators, strategy consulting firms and Internet professional services providers. While many competitors in each category have specific strengths, each tends to focus on only a part of the overall solution. Few integrate business and marketing strategy with expertise in Internet-specific technology and architectural design services to help businesses achieve the full potential that the Internet offers.

  As the level of familiarity and sophistication with Internet technologies continues to grow, so does the need for full eBusiness service providers that can help formulate a focused, strategic and integrated approach to the implementation of eBusiness solutions that add measurable value to the client. This rapidly increasing demand for eBusiness solutions, combined with the inability of many current eBusiness solution providers to deliver all of the strategic, creative and technical skills required by clients, has created significant market opportunities which remain largely unaddressed.

                             The C-bridge Solution

  The Company designs and implements sophisticated eBusiness solutions to help its clients develop intelligent business strategies, drive incremental sales volume, reduce costs and accelerate business transactions both internally with employees and externally with vendors, suppliers and customers. At the C-bridge Institute, the Company educates senior-level executives from Global 1000 companies about the Internet, diagnoses new eBusiness strategies and systems architecture shortcomings and then delivers strategic eBusiness solutions that are designed to enhance the Company's clients' core business, operations and communications. The Company's solution has five essential elements:

  --Provide integrated Internet strategy, technology and systems architecture design services. The Company provides a comprehensive set of integrated services designed to implement sophisticated eBusiness solutions. These services include strategic consulting, design of systems architectures and end-user interfaces, and creation and customization of software. The Company works with its clients to analyze their business issues, design an appropriate technology and systems architecture and implement an effective eBusiness solution. The Company's services assist its clients to evaluate their strategies and transform their businesses to take advantage of the Internet.

  --Offer high value-added eBusiness solutions which can be quickly developed and deployed. The Company's goal is to enable its clients to improve their overall business practices by providing robust eBusiness solutions that can increase sales, improve operational efficiencies and create or enhance business identities. The Company provides application assembly and development and systems integration services by employing the latest in Internet technologies. The Company's clients benefit not only from time and cost savings, but also from robust and scalable solutions that can be implemented quickly and seamlessly. This approach also reduces miscommunications and delays that can occur when the design, customization and implementation are handled by multiple service providers.

  --Offer eBusiness education to senior-level Global 1000 executives around the world. The Company has a unique channel opportunity structured around the delivery of executive education. Through an outsourcing agreement, the Company has partnered with CEE to deliver content, lectures, and demonstrations for its executive education programs. These seminars help executives understand how Internet technologies can benefit their business. The Company's relationship with CEE gives it direct high-level access to the corporate executives who attend. CEE's current major sponsors, Hewlett-Packard and Oracle, are also alliance partners. At the seminars, the Company works with its alliance partners to help business executives begin to understand their business problems and identify possible eBusiness solutions. To date, these seminars have been the Company's most significant source of lead generation.

  --Combine strategic industry and business domain expertise to create iSolutions. To date, the Company has focused the delivery of its services on four industry groups: retail and distribution; banking, finance and insurance; manufacturing; and utilities and telecommunications. The Company has developed valuable intellectual capital and expertise in these areas. The Company complements its industry focus with expertise in cross-industry functional solution areas. This enables the Company to understand its clients' particular business processes and competitive positions and to create iSolutions that are best suited to their needs. An iSolution is a combination of a business strategy, a workflow template and a technical architecture. Since each of these continues to move in time, an iSolution by definition is an environment rather than a traditional application. As competition dictates moves in strategy, as new ideas emerge around best in class workflows and as new products and technologies are introduced, the iSolution needs to be flexible in order to achieve a competitive advantage. The industry experts in the Company's iSolutions group develop and deliver the industry vertical solutions to clients. The Company's iSolutions can then be used as benchmarks during both diagnosis and delivery, improving both the speed of delivery and quality of the Company's solutions.

  --Leverage the Company's intellectual capital to benefit clients. The
   Company utilizes technology to accumulate and disseminate information and to ensure the growth and development of its intellectual capital. This information is tracked and stored in the Company's corporate intranet, which acts as a centralized intellectual capital repository. The Company's intranet is both a solutions library that facilitates the dissemination of intellectual capital across its business and an internal project management system that captures detailed information on the resources required to achieve specific tasks on a project. The ability to reuse intellectual capital allows the Company to predict project completion requirements more accurately and provide fixed-cost contracts, further reducing risk for the Company's clients.

Strategy

  The Company's goal is to become the leading provider of eBusiness services to Global 1000 companies. To achieve this objective, the Company is pursuing the following strategies:

  --Continue to enhance the Company's Business framework and design patterns. The Company has developed significant technological capabilities and expertise in systems architecture and design patterns, which it uses to deliver sophisticated eBusiness solutions. The Company intends to continue to develop and invest in its framework and design patterns, which form the foundation of its client engagements. In particular, the Company intends to continuously adapt its framework and design patterns to evolving and emerging Internet technologies in order to meet the needs of a worldwide client base.

  --Develop and expand client relationships. The Company establishes strong ties with its clients' senior management by assisting them in addressing their strategic business issues. The Company leverages these relationships through the C-bridge Institute to expand the scope and length of current projects and to enter into additional projects. The Company's strategy is to leverage its industry expertise, technology skills, and scale by expanding the scope of client relationships into broader engagements, including additional Internet strategy consulting, design, systems engineering and application development services.

  --Capture and disseminate reusable knowledge and best practices. The
   Company's employees have developed a broad base of knowledge and best practices. Its strategy is to continue to capture this knowledge and these best practices for dissemination throughout its business, and to expand these capabilities where appropriate through acquisitions and external hiring. The Company has established a library of reusable software objects, templates and horizontal business solutions from the client engagements which continue to grow as projects are completed. The current set of horizontal business solutions were created as a best practice within one industry sector but are leverageable across multiple sectors. The Company intends to leverage this library to deliver solutions rapidly and cost-effectively in multiple industries. The Company believe this will provide us with a significant competitive advantage, particularly when providing services under fixed-price contracts.

  --Leverage and expand the Company's industry-specific expertise. The
   Company has assembled industry centers of expertise within its practice groups, including professionals with expertise in the business practices and processes of several specific industries. The Company believes that combining industry-specific knowledge with its best practices and design patterns enables the Company to provide effective Internet strategy consulting and services tailored to the specific needs of its clients. In addition, the industry expertise reduces the learning curve on new engagements, improving efficiency of implementation and reducing project delivery times. The Company's strategy is to augment its regional industry capability by recruiting senior professionals from major consulting firms and companies in relevant industries.

  --Expand geographic presence. The Company has established offices in Australia, the UK and the Nordic countries. It also intends to establish additional offices across the United States, as well as in Europe and the Pacific Rim. This will allow the Company to serve more clients on a local basis, helping to forge strong, long-term client relationships and to serve the needs of its clients and their customers and vendors.

The Company's Methodology and Services

  The Company has developed a fully integrated services methodology, Profit Life Cycle Management, to assist companies in the ongoing process of expanding and improving business through technology. This methodology enables businesses to produce cycles of value from one development phase to another, assisting the company in becoming a leader in its business and creating a workable business design that enhances its bottom line. The Profit Life Cycle Management methodology provides companies with eBusiness solutions and services that enable the parts of an organization to synchronize around achieving the greatest benefit for the organization as a whole, to focus on global rather than local performance, to understand the patterns and frameworks that help managers succeed and to achieve the goals of the company with the Internet as the enabler.

                              Program Management

  The Company's Program Management services include a set of planned activities and associated deliverables that are conducted over the duration of our engagement. The primary focus of Program Management is on the successful implementation of the business change resulting in the realization of business value. Throughout the program the Company works with a team of key representatives from the client as well as the alliance partners to ensure a smooth implementation process. A client engagement team determines the benefits, assesses the project risks, determines communication and training needs and develops a rollout approach for the iSolution. These activities are accomplished using a set of customizable tools tailored to the client's specific situation. Working with the business organization, the Company synthesizes all of this information into an integrated Program Management plan. This plan is used throughout the diagnosis and delivery phases and provides a comprehensive approach toward attaining business benefits.

                              Business Innovation

  The Company works with its clients to better understand their core businesses and operations in order to focus on an innovative, rather than an incremental, approach toward designing eBusiness solutions tailored to their needs. The Company believes that a truly successful eBusiness solution can only be achieved through an interactive process where new opportunities are generated by evolving existing ideas. For example, the banking industry is moving steadily to the world of eCommerce. However, simply migrating traditional banking services such as cash management to the Internet will not be enough to maintain market share in this new competitive environment. Banks, like most other industries, will need to innovate their existing business to succeed in this new electronic marketplace.

                       Education and Customer Mentoring

  Through its C-bridge Institute, the Company offers executive education classes and workshops to executives, managers and staff of its clients and continue throughout the life cycle of a client relationship. From executive education addressing business strategy and technology through management education on business processes, best practices, technology transfer and employee re-skilling around the Internet, the Company offers a broad educational suite. The Company is rapidly expanding the course syllabus across all of these areas and will continue to keep pace with business and technological advancement. Through these educational services, the Company empowers its client base to drive the organizational, business process and technological changes required to compete in a highly competitive marketplace.

                                   Diagnosis

  The Company's diagnosis services are structured to improve the clients' understanding of the power and potential of eBusiness solutions. Clients can choose their preferred combination of services based on their particular needs.

  --Internet strategy analysis. Internet strategy analysis is a two-to-four week engagement in which the Company works with its clients to incorporate Internet technologies into their business strategies. Within Internet strategy analysis the Company has four paths of analysis: business to business, business to consumer, device to device and marketing and branding. The result is a set of strategies, high-level workflows and a series of metrics to direct the strategy and keep subsequent application development plans consistent with appropriate goals and objectives.

  --Business value analysis. Business value analysis is a two-to-four week engagement where the Company helps clients identify and quantify prominent business opportunities where the Internet can be leveraged to gain a competitive advantage and realize business value. The Company employs a series of financial models that are used to convert the current corporate financial structures into a more workflow-oriented financial analysis. The Company then compares the client's financial performance against that of other companies in the sector and in other industries, and links financial performance to changes in business process workflows. As a baseline for the business process analysis, the Company's library of dominant workflows and best practices is directly connected to enabling business objects that can be assembled into an iSolution.

  --Internet readiness assessment. The Internet readiness assessment helps the Company's clients evaluate their current Internet capabilities in a three-to-five week engagement. Recent developments in technology platforms, new techniques such as distributed object computing, and end-user demands for features such as multi-media interfaces, require a robust Internet architecture to enable the solutions of the future. Business processes, the technology environment and support systems are first reviewed and catalogued through a series of interactive workshops. The Company then performs rapid pattern recognition against a knowledge base of best practice systems designs that help determine whether the client's information technology architecture meets the demands of next-generation applications.

  --Internet visioning session. Throughout the diagnosis phase, the Company works with clients to explore and create a vision of how a chosen Internet strategy will result in measurable business value. By using Internet-standard prototyping tools and methods, the Company can quickly assemble an Internet vision application suitable for executive presentation. The Internet vision application serves as a shared vision of what a client can achieve using Internet technologies and increases the client's confidence in moving forward.

                                   Delivery

  The Company's delivery services use a proven methodology, standard design patterns and reusable software components to assemble the Company's solutions, increase reliability and product quality, reduce costs and keep project teams focused on delivering business functionality. The Company delivers processes that support a rigorous systems integration standard. In most cases, a strategic Internet solution must be integrated with existing legacy systems. These systems may include a number of components which are not based on Internet standards. Therefore, a solid integration approach around applications, data, and messaging and existing systems is critical. Application development efforts are based on well-defined specifications and release schedules are aligned with business priorities.

  --The define phase. The define phase establishes the business case and lays out the business requirements and processes that are to be supported by the new application. During this stage, the Company utilizes object-oriented analysis techniques and intensive workshop sessions to help gather input and ensure effective interaction with project stakeholders. Incremental culture, organization and business process changes are accomplished through multiple workshop sessions. Collectively, the define phase deliverable consists of the initial specification and scope of work to follow.

  --The design phase. The goal of the design phase is to lay out the technical blueprint for the new application in order to avoid costly defects during programming. The main deliverables from this phase are object models, technical design specifications, a detailed user interface design, working components that demonstrate the viability of the new systems infrastructure, a systems test plan and a refined project plan. The Company's philosophy is to leverage legacy systems and commercial off-the-shelf software within a robust application framework that responds easily to changing business and technological requirements and enables quick delivery of new applications.

  --The development phase. The development phase consists principally of the coding, assembly and testing necessary to create a production-caliber application. The Company uses established software engineering techniques, team-based development tools, frequent checkpoints and traditional code reviews to ensure tight collaboration and high quality. Since the scope and design of the application were validated and approved in previous phases, the team is well positioned to deliver a fast, on-target release. Short, incremental code, assembly and test cycles are used to allow project teams to constantly monitor the quality of the application.

  --The deployment phase. After development, the Company assists in the deployment of the application in areas such as education, documentation, release management and systems administration. Planning for deployment frequently begins before application development even starts. The goal is to provide whatever support is necessary to allow clients to start realizing tangible business benefit from the new application quickly and efficiently.

  --Subsequent releases and enhancements. Project plans are often based on incremental application releases to allow early return on investment and ease the burden of change management in our clients' environments. The project team simply loops through multiple delivery cycles until the overall scope of the application is achieved.

                                Risk Management

  The objective of the Risk Management Practice is to provide an independent view of a project's actual progress in terms of schedule, staffing and deliverables, and to identify those constraints, issues or risks which could threaten a project's success. Recommendations for issue resolution or risk mitigation are also documented. Additionally, risk management checks provide an opportunity to channel input, or escalate issues, to several of the Company's work groups, such as senior management, development and account management.

                              Technology Transfer

  The Company's technology transfer services focus on transferring the requisite Internet know-how to the client. It typically takes up to one year to educate a client's internal staff of IT professionals in the latest Internet technologies, standards, platforms and methods. By combining an actual project with this service, the Company is typically able to complete a technology transfer to the in-house IT organization within six months. As part of this service, the Company licenses to the client the applicable design patterns and frameworks.

                              Systems Management

  Once an iSolution has been deployed, in many cases the Company provides the client with additional support in managing the new environment as they complete the technology transfer program. In some instances, the client elects to have the Company manage the entire system in order to focus on their core competencies.

Sales

  The Company markets its solutions and services through its headquarters in Cambridge, Massachusetts, with sales professionals also located domestically in Atlanta, Dallas/Ft. Worth, Detroit, New York, Newport Beach and San Francisco, and internationally in London, England, Stockholm, Sweden and Sydney, Australia. The Company believes that a regional sales focus, combined with its local solutions services approach, allows it to develop a strong market presence and enhanced customer loyalty. The Company's sales professionals operate through a coordinated and structured process to evaluate prospective clients, target qualified prospects and secure new client engagements.

  The Company's solutions and services are marketed principally to Global 1000 companies, with emphasis on retail and distribution, banking, finance and insurance, manufacturing, and utilities and telecommunications. In addition, the Company focuses on horizontal applications including service chain and supply chain management, CRM, procurement, exchanges, portals and data warehousing. Finally, the Company has initiated a marketing strategy focusing on mid-tier value-added resellers of Oracle applications and Hewlett-Packard business solutions.

  The Company creates demand for its solutions and services through four sales channels:

  . direct territory development through the domestic and international sales force;

  . through relationships developed at the C-bridge Institute;

  . working with its strategic partners; and

  . through relationships with strategic applications vendors.

Marketing

  The Company's sales efforts are supplemented by marketing and communications activities which it pursues to further build brand name and recognition in the marketplace. The Company's goals include the following:

  . to plan and build an integrated program addressing both internal and external audiences;

  . to design and implement media and tactical programs that communicate most effectively with the Company's target audiences;

  . to position the Company as the standard in providing results-driven eBusiness solutions; and

  . to clearly and consistently communicate the Company's positioning in all marketing programs.

  From a public relations standpoint, the Company is targeting specific media. For example, computer and Internet trade media, business and majority media (newspapers, broadcast and wire services) and industry analyst communities. The Company plans to conduct media/analyst tours twice per year in major cities (such as Boston, New York, San Francisco and Washington, D.C.). Also, the Company is planning editors and analysts days where it will host target editors and analysts for half-day one-on-one sessions and customer demonstrations.

Clients

  The Company's clients include the following companies:

  . Retail and Distribution: Aviall, Chevron, Cardinal Health Care, Carlton
    United Breweries, Fabri-Centers of America, Johnstone Supply, Liz Claiborne, Polo Ralph Lauren and Trane;

  . Banking, Finance and Insurance: Aegon, Allmerica, Central Carolina Bank,
    Frost Bank and OnMoney (Ameritrade);

  . Manufacturing: Buell (Harley Davidson), Caterpillar, Firmenich, General
    Motors, Quantum, SteelCase and Toyota; and

  . Utilities and Telecommunications: Sprint, UNIFI and US West.

Strategic Alliances

  The Company's strategic alliances focus on large companies with proven success in the Company's principal line of focus. These organizations typically have large field operations and are in a position to recommend and/or sub-contract the Company's education and consulting services. The current alliances include:

                                    Oracle

  The Company has developed a strategic relationship with Oracle at multiple levels throughout its organization including the eBusiness Group, U.S. Sales, and Consulting Services. The Company and Oracle have entered into an agreement to deliver joint business solutions based on the Company's Profit Life Cycle Management methodology. The foundation of the alliance is based on leveraging the Company's unique abilities in executive education, Internet visioning and rapid application development with Oracle's consulting expertise and vast resources.

  The Company and Oracle jointly engage in co-marketing and branding activities to support the business development efforts in this partnership. Included in this effort is the development of a custom lead tracking/sales force automation application designed to track leads generated through the executive seminars. Business development activities initially focused on generating business through the seminar series but has expanded beyond the seminars and into the Company's respective field operations. The Company and Oracle often work together on the same engagement teams but under separate contracts with the client.

  Mr. Raymond J. Lane, the president and chief operating officer of Oracle, joined the Company's board of directors in October 1999.

                                Hewlett-Packard

  The Company has developed a working relationship with Hewlett-Packard at multiple levels within the respective organizations, including the personal systems group, local products organization and the professional services organization. The marketing alliances include the retail marketing group, Internet imaging marketing and other groups. The Company and Hewlett-Packard regularly engage in co-marketing and branding activities to support their respective business development efforts.

                        Cambridge Executive Enterprises

  The Company has entered into a five-year outsourcing agreement pursuant to which it and Cambridge Executive Enterprises jointly provide executive education programs, delivered under the sponsorship of major technology product and service providers such as Hewlett-Packard, Parametric Technologies Corporation, Informix and Oracle. In 1999, there were 42 such programs. Typically, the programs annually draw more than 3,000 participants throughout the world, including many senior executives and managers from Global 1000 companies, who seek to learn how to merge their IT strategies with their continually evolving business objectives.

Recruiting and Career Development

  To succeed, the Company must continue to identify, recruit, hire, professionally develop and retain outstanding professionals. The Company believes that its success in recruiting and retaining such individuals will depend significantly on its ability to provide continued professional development and competitive benefits, as well as financial rewards and incentives through compensation and equity incentives.

  The Company dedicates significant resources to its recruiting efforts and manages it similarly to a sales function. As of December 31, 1999, the Company employed seven professionals who focused full-time on recruiting. The recruiting efforts are targeted at three levels: college recruiting, technical and management. In addition to the efforts of the Company's in-house recruiting group, the Company seeks to meet its hiring needs through referrals and through technical and executive search firms. While recruiting personnel are responsible for screening candidates, business, functional or administrative managers make hiring decisions for their own groups in order to help ensure high-quality hires.

  The Company believes that its continuous focus on career development will help the Company retain its highly skilled personnel. Upon joining the Company, each new employee participates in a multi-day training program that covers a broad range of topics, including technology, consulting and proprietary methodology. During their first year with the Company, recent college graduates receive approximately four to five weeks of training and experienced hires receive approximately three weeks of training. The Company has also created a sponsorship program where experienced employees provide ongoing career development, mentorship and training to less-experienced employees. The Company's existing employees attend professional development and training programs and keep apprised of technological advances and developments through on-the-job exposure to relevant technology.

Competition

  While the market for Internet professional services is relatively new, it is already highly competitive. In many cases the Company competes with the in-house technical staff of its prospective clients. In addition, the market is characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by the Company. The Company believes that competition will intensify and increase in the future. The Company's target market is rapidly evolving and is subject to continuous technological change. As a result, the Company's competitors may be better positioned to address these developments or may react more favorably to these changes, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company competes on the basis of a number of factors, including the following:

  . integrated strategy, technology and architectural design services;

  . architectural design and systems engineering expertise;

  .  technological innovation;

  .  quality, pricing and speed of service delivery;

  .  understanding clients' strategies and needs;

  .  client references; and

  .  vertical industry knowledge.

  Many of these factors are beyond the Company's control. Existing or future competitors may develop or offer strategic Internet services that provide significant technological, creative, performance, price or other advantages over the services offered by the Company.

  The Company currently competes for client assignments and experienced personnel principally with Internet service firms, systems integrators, management consulting firms, computer hardware and service vendors and advertising agencies.

  Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than the Company has. Many of these businesses also generate significantly higher revenues, are better known than the Company and offer a greater breadth of management consulting services. There are relatively low barriers to entry into the Company's business. The Company has no patented or other proprietary technology that would preclude or inhibit competitors from entering the Internet professional services market. Therefore, the Company must rely on the skill of its personnel and the quality of its client service. The costs to develop and provide Internet services are low. Therefore, the Company expects that it will continually face additional competition from new entrants into the market in the future, and it is subject to the risk that its employees may leave and start competing businesses. Any one of the foregoing factors could have a material and adverse effect on the Company's business.

Proprietary and Intellectual Property Rights

  The Company has developed detailed tools, processes and methodologies underlying the software code, scripts, libraries and other technology used internally and in its client engagements. The Company regards its copyrights, trade secrets and other intellectual property as critical to its success. Unauthorized use of the Company's intellectual property by third parties may damage its brand and its reputation. The Company relies on trademark and copyright law, trade secret protection and confidentiality, non-disclosure, license and other agreements with its employees, customers, partners and others to protect its intellectual property rights. Despite precautions, it may be possible for third parties to obtain and use the Company's intellectual property without its authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries do not protect intellectual property to the same extent as do the laws of the United States.

  The Company pursues the registration of its trademarks in the United States. The Company may not be able to secure adequate protection of its trademarks in the United States and other countries. The Company has received a trademark registration in the United States for the C-BRIDGE mark. If the Company is unable to protect the trademark registrations for its trademark, it would be unable to fully enforce its statutory trademark rights against third parties for this trademark, and/or the Company may decide to replace this trademark with new trademarks. This could have a material adverse effect on the Company's business, financial condition and results of operations. Effective trademark protection may not be available in all the countries in which the Company conducts business. Policing unauthorized use of trademarks is also difficult and expensive. In addition, it is possible that the Company's competitors have adopted or will adopt product or service names similar to that of the Company, thereby impeding its ability to build brand identity and possibly leading to customer confusion.

  The Company cannot be certain that its services and the finished products that it delivers do not or will not infringe valid patents, copyrights, trademarks or other intellectual property rights held by third parties. The Company may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of its business. The Company may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against the Company may result in substantial monetary liability or may materially disrupt the conduct of the Company's business. The Company cannot be certain that the steps it has taken to protect its proprietary rights will be adequate to deter misappropriation of its intellectual property, and the Company may not be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Employees

  At December 31, 1999, the Company had a total of 249 employees, of which 147 were assigned to professional services, 14 were assigned to educational services, 45 were assigned to sales and marketing and 43 were assigned to general and administration. None of the Company's employees are represented by a labor union. The Company has never experienced any work stoppages and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

Facilities

  The Company currently leases approximately 28,000 square feet of space at its headquarters in Cambridge, Massachusetts under a lease that expires on May 1, 2004. The Company also maintains offices in Detroit, New York and San Francisco and leases short-term office spaces in Atlanta, Dallas/Ft. Worth, and Newport Beach, and internationally in London, England and Sydney, Australia. The Company believes it will be able to obtain additional space on an as-needed basis at commercially reasonable rates.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, the Company is involved in litigation incidental to the conduct of its business. The Company is not a party to any lawsuit or proceeding that, in the opinion of its management, is likely to have a material adverse effect on its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  (a) The Company's common stock, par value $.01 per share (the "Common Stock"), is traded on the Nasdaq National Market ("Nasdaq/NM") under the symbol "CBIS". Trading of the Common Stock commenced on December 17, 1999.

                                          December 31,
                                              1999
                                          ------------
             High........................    $60.38
             Low.........................    $40.00

  (b) As of March 1, 2000 there were approximately 154 registered holders of record of the Registrant's Common Stock.

  (c) Reference is made to the information regarding the unregistered sales of equity securities appearing under Part II, Item 15 of the Registrant's S-1 Registration Statement, which information is incorporated by reference.

CHANGES IN SECURITIES AND USE OF PROCEEDS

  On December 17, 1999, the Company commenced an initial public offering of its common stock. The registration statement relating to this offering (File No. 333-89069) was declared effective on December 16, 1999. The class of securities registered was common stock. On December 17, 1999, the Company consummated the offering.

  Pursuant to the Registration Statement, the Company registered and sold 4,000,000 shares of its common stock to an underwriting syndicate at an initial public offering price of $16.00 per share for aggregate gross proceeds of $64 million. FleetBoston Robertson Stephens Inc., SG Cowen Securities Corporation and Soundview Technology Group, Inc. were the managing underwriters of the offering. The Company incurred expenses of approximately $6.2 million, of which approximately $4.5 million represented underwriting discounts and commissions and approximately $1.7 million represented other expenses related to the offering. The net proceeds to the Company after total expenses was approximately $57.8 million. The Company has used, and continues to expect to use, the proceeds from the sale of stock for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisitions of businesses that are complimentary to the Company.

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents selected financial data of the Company for each of the three years in the period ended December 31, 1999. The selected consolidated financial data as of December 31, 1997, 1998 and 1999 and for each of the years ended December 31, 1997, 1998 and 1999 are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, our independent public accountants, and are included in Item 8, "Financial Statements and Supplementary Data," including the Notes thereto. For a more complete understanding of this selected financial data, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 as noted.

                                             Year Ended December 31,
                                      ----------------------------------------
                                          1997          1998          1999
                                      ------------  ------------  ------------
                                      (in thousands, except per share data)
Statement of Operations Data:
Net revenues:
  Professional services.............. $      3,169  $      5,047  $     18,579
  Educational services...............          --            --          4,094
                                      ------------  ------------  ------------
    Total net revenues...............        3,169         5,047        22,673
Costs and expenses:
  Direct costs of professional
   services(1).......................        2,234         4,974        10,443
  Direct costs of educational
   services(1).......................          --            --          1,615
  Selling and marketing(1)...........          328         1,530         3,403
  General and administrative(1)......        1,797         2,109         8,034
  Compensation expense related to
   stock options and warrants........           28            74         4,345
                                      ------------  ------------  ------------
    Total operating expenses.........        4,387         8,687        27,840
                                      ------------  ------------  ------------
Loss from operations.................       (1,218)       (3,640)       (5,167)
Interest and other income (expense),
 net.................................            3          (229)          332
                                      ------------  ------------  ------------
Net loss............................. $     (1,215) $     (3,869) $     (4,835)
Basic and diluted net loss per
 share............................... $      (0.12) $      (0.39) $       (.43)
Basic and diluted weighted average
 shares outstanding..................       10,000         9,992        11,338
--------
(1)  Exclusive of noncash compensation expense related to stock options and warrants presented separately.

                                                   December 31,
                                      ----------------------------------------
                                          1997          1998          1999
                                      ------------  ------------  ------------
                                                  (in thousands)
Balance Sheet Data:
Working (deficit) capital............ $       (128) $     (3,187) $     63,670
Total assets.........................        1,797         1,932        74,894
Line of credit.......................          --          2,616           --
Equipment loans and capital lease
 obligations.........................          --            294           454
Total stockholders' (deficit)
 equity..............................       (1,375)       (2,821)       67,112

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the information contained in the consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements (See Note Regarding Forward-Looking Statements).

Overview

  C-bridge Internet Solutions ("C-bridge" or the "Company") is a full service provider of Internet-based solutions designed to help companies conduct eBusiness. The Company has experienced consistent revenue growth since its inception in October of 1996.

  The Company's revenues are derived primarily from providing Internet professional services and it anticipates that revenue growth will be driven primarily by the number and scope of its client engagements and by the growth of its professional services headcount. In 1999, the Company earned professional services revenues from 26 clients. During the year ended December 31, 1999 three professional services clients accounted for approximately 45% of the Company's total net revenues, while during the year ended December 31, 1998 three professional services clients accounted for approximately 51% of total net revenues. Revenues from any given client will vary from period to period; however, the Company expects that significant customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of the Company's services or terminates its relationship with the Company, revenues could decline substantially. In addition, the loss of any significant client could materially and adversely affect the Company's business and results of operations.

  The Company also generates revenues from providing educational services. In May 1999, the Company entered into an outsourcing agreement with its primary sales lead source, CEE, to provide the operational aspects of their executive education seminars. Under this contract, the Company generates revenues of approximately $1.4 million a quarter. During 1999, revenues under the CEE contract were $3.9 million and approximated 17% of total net revenues. Further discussion of the Company's relationship with CEE can be found in footnote 10 to the audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

  The Company markets and sells its services through the executive education seminars, indirectly with partners, and directly through its sales organization. The majority of leads and revenues for 1999 and 1998 have come through these executive education seminars.

  Revenues and earnings may fluctuate from quarter to quarter based on factors within and outside the Company's control, including the variability in market demand for the Internet and for Internet professional services, the length of the sales cycle associated with service offerings, the number and scope of projects, seasonal factors and the efficiency of utilizing professional services employees.

  For the year ended December 31, 1999, approximately 70% of professional services revenues were generated pursuant to time and material contracts, while for the year ended December 31, 1998, approximately 91% of revenues were derived from time and material contracts. Revenues from time and material contracts are generally recognized as services are provided. Revenues generated pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues exclude reimbursable expenses charged to clients.

  Despite a growth in revenues, the Company has not been profitable and expects to continue to incur net losses. Net losses may not decrease proportionately with the increase in revenues primarily because of increased expenses related to the hiring of additional employees, expansion of the number of offices, increased investment in knowledge management, methodologies and operations infrastructure, and increased marketing and sales efforts. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, operating results would be adversely affected.

  The largest portions of the Company's costs result from employee compensation and the related overhead and facilities costs. The Company currently expects to continue to grow its headcount. Accordingly, if revenues do not increase at a rate equal to expenses, the Company's business, financial condition or results of operations could be materially and adversely affected. In addition, liquidity may also be adversely affected if revenues do not increase at a rate equal to these additional expenses.

  Client engagements currently average three to six months in duration. If a client engagement ends earlier than expected, professional service employees must be re-deployed and any resulting non-billable time will adversely affect professional services margins. The Company also expects per capita professional services costs to increase over time due to wage increases and inflation. Professional services margins are affected by trends in hiring and in professional services employee utilization, and, as such, will vary in the future. Any significant inability to increase billable rates, a decline in billable rates or time billed to clients or the loss of a significant client would materially adversely affect professional services margins.

  At December 31, 1999, the Company had 249 employees of which 147 were assigned to professional services operations.

Comparison of the Fiscal Years Ended December 31, 1999 and December 31, 1998

                        Professional Services Revenues

  Professional services revenues increased 268% from $5.0 million for the year ended December 31, 1998 to $18.6 million for the year ended December 31, 1999. The increase reflected growing demand for Internet professional services and increases in both the size and number of the Company's client engagements. For the year ended December 31, 1998, professional services revenues from three clients totaled 51% of total net revenues, while professional services revenues from three clients totaled 45% of total net revenues for the year ended December 31, 1999, reflecting continued concentration of revenues from a small number of clients.

                         Educational Services Revenues

  The Company began providing educational services in May 1999. Educational services revenues were $4.1 million for the year ended December 31, 1999. Of the $4.1 million of educational services revenues earned in 1999, $3.9 million were earned through an outsourcing agreement with CEE and represented 17% of total net revenues for year ended December 31, 1999.

                     Direct Costs of Professional Services

  Direct costs of professional services consist primarily of the compensation and benefits of employees engaged in the delivery of professional services and of non-reimbursable project expenses related to client projects. Direct costs of professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. Direct costs of professional services increased 110% from $5.0 million for the year ended December 31, 1998 to $10.4 million for the year ended December 31, 1999. This increase was primarily due to the growth of professional services headcount to respond to growth and a general increase in wages for professional services employees. The Company increased its professional services headcount from 50 at December 31, 1998 to 147 at December 31, 1999. Direct costs of professional services represented 99% of total net revenues for the year ended December 31, 1998 and 46% of total net revenues for the year ended December 31, 1999.

                     Direct Costs of Educational Services

  Direct costs of educational services consist of the salaries, benefits and direct expenses for personnel related to the Company's educational services. It also includes the direct expenses of delivering educational services. The Company started providing educational services in May 1999. Direct costs of educational services were $1.6 million for the year ended December 31, 1999. Direct costs of educational services represented 7% of total net revenues for the year ended December 31, 1999.

                        Selling and Marketing Expenses

  Selling and marketing expenses consist of salaries, commissions, benefits and related expenses for personnel engaged in sales and marketing activities. It also includes public relations, trade shows, promotional expenses and other expenses directly related to sales and marketing. Selling and marketing expenses increased 122% from $1.5 million for the year ended December 31, 1998 to $3.4 million for the year ended December 31, 1999. This increase was primarily due to an increase in selling and marketing headcount, travel related expenses and an increase in direct expenses related to sales and marketing programs during 1999. Selling and marketing expenses represented 30% of total net revenues for the year ended December 31, 1998 and 15% of total net revenues for the year ended December 31, 1999.

                      General and Administrative Expenses

  General and administrative expenses consist of compensation, benefits, related expenses for personnel engaged in executive and general management, recruiting, human resources, information technology, finance, administrative, and developing and maintaining the Company's service methodologies. It also includes expenses for recruiting, training, leasing and maintaining office space, professional fees and all other general corporate expenses. General and administrative expenses increased 281% from $2.1 million for the year ended December 31, 1998 to $8.0 million for the year ended December 31, 1999. This increase was due primarily to an increase in recruiting expenses and an increase in general and administrative headcount during 1999. General and administrative expenses represented 42% of total net revenues for the year ended December 31, 1998 and 35% of total net revenues for the year ended December 31, 1999.

          Compensation Expense Related to Stock Options and Warrants

  Compensation expense related to stock options and warrants consists of the non-cash compensation expense related to the granting of stock options and warrants. The Company has recorded deferred compensation expense of $9.5 million related to certain stock option grants through December 31, 1999. This deferred compensation expense is recognized based on the vesting of these stock options. Of the recorded deferred compensation expense, $4.3 million was expensed through December 31, 1999. Included in the $4.3 million expense for 1999 was $1.1 million related to certain options whose vesting accelerated upon the effective date of the Company's initial public offering.

                           Interest and Other Income

  Net interest and other income (expense) changed from an expense of $229,000 for the year ended December 31, 1998 to income of $332,000 for the year ended December 31, 1999. This change was primarily due to a one-time gain of $348,000 related to the termination of a joint-venture agreement with a third party in May 1999 and interest income related to the proceeds from the Company's initial public offering.

                          Provision for Income Taxes

  The Company had a net operating loss carryforward of approximately $2.6 million at December 31, 1998 and $3.1 million at December 31, 1999, which may be used to offset future taxable income, if any. This carryforward is subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that may limit use of the carryforward in the event there are significant changes in ownership of the Company. The Company has not given recognition to any potential tax benefits, consisting primarily of the net operating loss carryforward, as it is more likely than not that these benefits will not be realizable in future years' tax returns.

Comparison of the Fiscal Years Ended December 31, 1998 and 1997

                        Professional Services Revenues

  Professional services revenues increased 59% from $3.2 million for 1997 to $5.0 million for 1998. The increase in professional services revenues reflected growing demand for Internet professional services and increases in both the size and number of client engagements. For the year ended December 31, 1997, three clients totaled 51% of total net revenues, while for the year ended December 31, 1998, three clients accounted for approximately 51% of total net revenues.

                     Direct Costs of Professional Services

  Direct costs of professional services consist primarily of the compensation and benefits of employees engaged in the delivery of professional services and of non-reimbursable project expenses related to client projects. Direct costs of professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. Direct costs of professional services increased 123% from $2.2 million for the year ended December 31, 1997 to $5.0 million for the year ended December 31, 1998. This increase was primarily due to the hiring of additional professionals and, to a lesser extent, higher wages.

                        Selling and Marketing Expenses

  Selling and marketing expenses consist of salaries, commissions, benefits and related expenses for personnel engaged in sales and marketing activities. It also includes public relations, trade shows, promotional expenses and other expenses directly related to sales and marketing. Selling and marketing expenses increased 367% from $328,000 for the year ended December 31, 1997 to $1.5 million for the year ended December 31, 1998. As a percent of total net revenues, selling and marketing expenses represented 10% for the year ended December 31, 1997 and 30% for the year ended December 31, 1998. This increase was due primarily to an increase in direct sales and marketing headcount during the year ended December 31, 1998 and the Company not investing in its sales and marketing organization until the fourth quarter of the year ended December 31, 1997.

                      General and Administrative Expenses

  General and administrative expenses consist of compensation, benefits and related expenses for personnel engaged in executive and general management, recruiting, human resources, information technology, finance, administrative, and developing and maintaining the Company's service methodologies. It also includes expenses for recruiting, training, leasing and maintaining office space, professional fees and all other general corporate expenses. General and administrative expenses increased 17% from $1.8 million for the year ended December 31, 1997 to $2.1 million for the year ended December 31, 1998. As a percent of total net revenues, general and administrative expenses represented 57% for the year ended December 31, 1997 and 42% for the year ended December 31, 1998. General and administrative expenses included significant recruiting costs for the years-ended December 31, 1997 and 1998. The overall increase in general and administrative expenses was due primarily to an increase in the number of employees.

                           Interest and Other Income

  Net interest and other income (expense) changed from income of $3,000 for the year ended December 31, 1997 to an expense of $229,000 for the year ended December 31, 1998. This increase in expense was related to an increase in interest expense related to working capital and equipment financing during the year ended December 31, 1998.

                          Provision for Income Taxes

  The Company had a net operating loss carryforward of approximately $1.2 million for the year ended December 31, 1997 and $2.6 million for the year ended December 31, 1998, which may be used to offset future taxable income, if any. This carryforward is subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that may limit use of the carryforward in the event there are significant changes in ownership of the Company. The Company has not given recognition to any potential tax benefits, consisting primarily of the net operating loss carryforward, as it is more likely than not that these benefits will not be realizable in future years' tax returns.

Quarterly Results of Operations

  The following table sets forth certain unaudited quarterly consolidated statements of operations of the Company for the years-ended December 31, 1999 and 1998. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited quarterly results when read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results of operations for any future period.

                                                     Three Months Ended
                          ---------------------------------------------------------------------------
                          Mar. 31,  June 30,  Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                            1998      1998      1998      1998     1999     1999     1999      1999
                          --------  --------  --------- -------- -------- -------- --------- --------
                                                       (in thousands)
Statement of Operations
 Data:
Net revenues:
 Professional services..  $   880   $   973    $1,355    $1,839   $2,441   $3,764   $ 5,137  $ 7,236
 Educational services...      --        --        --        --       --     1,029     1,467    1,598
                          -------   -------    ------    ------   ------   ------   -------  -------
 Total net revenues.....      880       973     1,355     1,839    2,441    4,793     6,604    8,835
Costs and expenses:
 Direct costs of
  professional
  services(1)...........    1,172     1,034     1,322     1,446    1,527    2,009     2,921    3,987
 Direct costs of
  educational
  services(1)...........      --        --        --        --       --       569       573      473
 Selling and
  marketing(1)..........      382       625       218       305      413      619       852    1,518
 General and
  administrative(1).....      969       231       454       455      685    1,583     2,453    3,313
 Compensation expense
  related to stock
  options and warrants..      --         50         7        17      --       425     2,327    1,593
                          -------   -------    ------    ------   ------   ------   -------  -------
 Total operating
  expenses..............    2,523     1,940      2001     2,223    2,625    5,205     9,126   10,884
                          -------   -------    ------    ------   ------   ------   -------  -------
Loss from operations....   (1,643)     (967)     (646)     (384)    (184)    (412)   (2,522)  (2,049)
Interest and other
 income (expense), net..       (9)      (50)     (106)      (64)     (71)     291       (33)     145
                          -------   -------    ------    ------   ------   ------   -------  -------
Net loss................  $(1,652)  $(1,017)   $ (752)   $ (448)  $ (255)  $ (121)  $(2,555) $(1,905)
                          =======   =======    ======    ======   ======   ======   =======  =======

--------
(1) Exclusive of noncash compensation expense related to stock options and warrants presented separately.

  The Company has historically experienced significant quarterly fluctuations in revenues and results of operations and expects these fluctuations to continue. Factors causing these variations include the number, timing, scope and contractual terms of client projects, delays incurred in the performance of such projects, accuracy of estimates of resources and time required to complete ongoing projects, and general economic conditions. In addition, future revenues and results of operations may fluctuate as a result of changes in pricing in response to client demand and competitive pressures, the ratio of fixed-price contracts versus time-and-materials contracts and the timing of collection of accounts receivable. A high percentage of the Company's results of operations, particularly personnel and rent, are relatively fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of projects or in professional services employee utilization rates may cause significant variations in operating results in any particular quarter, and could result in losses. Any significant shortfall of revenues in relation to Company expectations, any material reduction in utilization rates for professional services employees, an unanticipated termination of a major project, a client's decision not to pursue a new project or proceed to succeeding stages of a current project, or the completion during a quarter of several major client projects could require the Company to pay underutilized employees and have a material adverse effect on the business, results of operations and financial condition of the Company.

  The Company's quarterly results of operations are also subject to certain seasonal fluctuations. In the past most new professional services employees have been hired in the Company's second and third quarters, and there has been a delay in revenues associated with these employees until they become fully billable. Demand for Company services may be lower in the third and fourth quarters due to reduced activity during the vacation and holiday seasons and fewer working days for those customers that curtail operations during these periods. These and other seasonal factors may contribute to fluctuations in the Company's results of operations from quarter to quarter.

Liquidity and Capital Resources

  Since inception, the Company has funded operations through the sale of equity securities, bank borrowings and lease financing arrangements.

  At December 31, 1999, the Company's cash and cash equivalents were $65.3 million. In December 1999, the Company completed its initial public offering resulting in net proceeds of $57.8 million. In October 1999, the Company sold shares of Series A convertible preferred stock resulting in net proceeds of $9.8 million. The Series A convertible preferred stock automatically converted to common stock upon the completion of the Company's initial public offering. Based on the current business plan, the Company believes that its current cash will be sufficient to meet working capital and capital expenditure requirements at least through the next twelve months. However, there can be no assurance that the Company will not require additional financings within this time frame or that such additional financing, if needed, will be available on acceptable terms, if at all.

  Cash used in operating activities was $1.4 million the year ended December 31, 1997 and $2.7 million for the year ended December 31, 1998. Cash provided by operating activities was $546,000 for the year ended December 31, 1999. For 1997, 1998 and 1999 the Company had capital expenditures of $584,000, $191,000 and $1.9 million, respectively.

  Cash provided by the exercise of stock options was $732,000 for the year ended December 31, 1999, $9,000 for the year ended December 31, 1998, and $0 for the year ended December 31, 1997.

  The Company's borrowings at December 31, 1999 consist of $454,000 due under equipment financing obligations.

New Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

  As of December 31, 1999 and 1998, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair market value disclosure would be required under SFAS No. 107. All of the Company's investments are money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such instruments.

Primary Market Risk Exposures

  The Company's primary market risk exposure is in the area of interest rate risk. The Company's investment portfolio of cash and cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of the investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                          Page
                                                                          ----
Report of Independent Public Accountants................................. F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999............. F-3

Consolidated Statements of Operations for the Years Ended December 31,
 1997, 1998 and 1999..................................................... F-4

Consolidated Statements of Stockholders' (Deficit) Equity for the Years
 Ended December 31, 1997, 1998 and 1999.................................. F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1997, 1998 and 1999..................................................... F-6

Notes to Consolidated Financial Statements............................... F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To C-bridge Internet Solutions, Inc.:

  We have audited the accompanying consolidated balance sheets of C-bridge Internet Solutions, Inc. (a Delaware corporation) and subsidiary as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of C-bridge Internet Solutions, Inc. and subsidiary as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 19, 2000

                C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------  ------------
                       ASSETS
Current Assets:
  Cash and cash equivalents......................... $   190,409  $ 65,312,334
  Accounts receivable, net of allowance of $30,500
   and $100,000, respectively.......................     732,765     3,499,356
  Unbilled receivables..............................     451,586     1,792,133
  Other current assets..............................      13,733       584,794
                                                     -----------  ------------
    Total current assets............................   1,388,493    71,188,617
                                                     -----------  ------------
Property and Equipment, at cost:
  Computer equipment................................     714,463     1,812,637
  Furniture and fixtures............................      14,044       208,003
  Computer software.................................      40,799       965,433
  Leasehold improvements............................         --         40,181
                                                     -----------  ------------
                                                         769,286     3,026,254
  Less--Accumulated depreciation and amortization...     226,018       682,536
                                                     -----------  ------------
                                                         543,268     2,343,718
                                                     -----------  ------------
Other Assets........................................         --      1,361,326
                                                     -----------  ------------
    Total assets.................................... $ 1,931,761  $ 74,893,661
                                                     ===========  ============
   LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
  Line of credit.................................... $ 2,615,539  $        --
  Current portion of equipment loans and capital
   lease obligations................................     117,716       191,206
  Accounts payable..................................     365,473     2,018,741
  Accrued liabilities...............................     979,337     3,431,285
  Deferred revenue..................................     377,107     1,877,628
  Due to affiliates.................................     120,610           --
                                                     -----------  ------------
    Total current liabilities.......................   4,575,782     7,518,860
                                                     -----------  ------------
Equipment Loans and Capital Lease Obligations, net
 of current portion.................................     176,575       263,100
                                                     -----------  ------------
Commitments and Contingencies (Note 5)
Stockholders' (Deficit) Equity:
  Preferred stock, $.01 par value--.................
    Authorized--5,000,000 shares....................
    Issued and outstanding--None....................         --            --
  Common stock, $.01 par value--....................
    Authorized--50,000,000 shares...................
    Issued--10,719,969 and 18,906,258 shares,
     respectively...................................     107,200       189,063
  Additional paid-in capital........................   2,685,333    82,394,326
  Notes receivable for issuance of common stock.....     (84,000)          --
  Deferred compensation.............................         --     (5,107,259)
  Accumulated deficit...............................  (5,376,129)  (10,211,429)
  Treasury stock, at cost--510,000 shares...........    (153,000)     (153,000)
                                                     -----------  ------------
    Total stockholders' (deficit) equity............  (2,820,596)   67,111,701
                                                     -----------  ------------
    Total liabilities and stockholders' (deficit)
     equity......................................... $ 1,931,761  $ 74,893,661
                                                     ===========  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Years Ended December 31,
                                         -------------------------------------
                                            1997         1998         1999
                                         -----------  -----------  -----------
Net Revenues:
  Professional services................. $ 3,169,183  $ 5,047,474  $18,578,766
  Educational services..................         --           --     4,094,044
                                         -----------  -----------  -----------
    Total net revenues..................   3,169,183    5,047,474   22,672,810
                                         -----------  -----------  -----------
Costs and Expenses:
  Direct costs of professional services
   (exclusive of noncash compensation
   expense presented below).............   2,234,598    4,974,586   10,443,351
  Direct costs of educational services
   (exclusive of noncash compensation
   expense presented below).............         --           --     1,615,523
  Selling and marketing (exclusive of
   noncash compensation expense
   presented below).....................     327,553    1,530,140    3,402,669
  General and administrative (exclusive
   of noncash compensation expense
   presented below).....................   1,797,185    2,108,663    8,033,547
  Compensation expense related to stock
   options and warrants.................      27,984       74,068    4,345,096
                                         -----------  -----------  -----------
    Total operating expenses............   4,387,320    8,687,457   27,840,186
                                         -----------  -----------  -----------
    Loss from operations................  (1,218,137)  (3,639,983)  (5,167,376)
Interest Expense........................      (5,440)    (244,370)    (189,506)
Interest Income.........................       8,221        2,433      162,415
Other Income............................         677       12,964      359,167
                                         -----------  -----------  -----------
    Net loss............................ $(1,214,679) $(3,868,956) $(4,835,300)
                                         ===========  ===========  ===========
Basic and Diluted Net Loss per Share
 (Note 2(g))............................ $      (.12) $      (.39) $      (.43)
                                         ===========  ===========  ===========
Basic and Diluted Weighted Average
 Shares Outstanding.....................  10,000,000    9,991,529   11,338,305
                                         ===========  ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                      Common Stock                                                                 Treasury Stock
                   -------------------                     Notes                                  -----------------
                               $0.01                   Receivable for                             Number
                   Number of    Par      Additional     Issuance of     Deferred    Accumulated     of
                     Shares    Value   Paid-in Capital  Commom Stock  Compensation    Deficit     Shares   Amount
                   ---------- -------- --------------- -------------- ------------  ------------  ------- ---------
Balance, December
31, 1996.........  10,000,000 $100,000   $       --       $    --     $       --    $   (292,494)     --  $     --
 Issuance of
 warrants for
 financing.......         --       --          4,070           --             --             --       --        --
 Issuance of
 stock options to
 nonemployees....         --       --         27,984           --             --             --       --        --
 Net loss........         --       --            --            --             --      (1,214,679)     --        --
                   ---------- --------   -----------      --------    -----------   ------------  ------- ---------
Balance, December
31, 1997.........  10,000,000  100,000        32,054           --             --      (1,507,173)     --        --
 Issuance of
 common stock for
 notes
 receivable......     280,000    2,800        81,200       (84,000)           --             --       --        --
 Compensation
 expense
 associated with
 issuance of
 common stock for
 notes
 receivable......         --       --         43,098           --             --             --       --        --
 Issuance of
 common stock for
 services
 rendered........      45,000      450        13,050           --             --             --       --        --
 Exercise of
 stock options...     193,038    1,931         6,814           --             --             --       --        --
 Purchase of
 treasury stock..         --       --            --            --             --             --   510,000  (153,000)
 Issuance of
 common stock on
 conversion of
 bridge
 financing.......     201,931    2,019        58,560           --             --             --       --        --
 Issuance of
 warrants for
 financing.......         --       --         99,018           --             --             --       --        --
 Issuance of a
 warrant in
 connection with
 joint venture...         --       --         22,703           --             --             --       --        --
 Issuance of
 stock options to
 nonemployees....         --       --         17,470           --             --             --       --        --
 Forgiveness of
 debt to
 affiliates......         --       --      2,311,366           --             --             --       --        --
 Net loss........         --       --            --            --             --      (3,868,956)     --        --
                   ---------- --------   -----------      --------    -----------   ------------  ------- ---------
Balance, December
31, 1998.........  10,719,969  107,200     2,685,333       (84,000)           --      (5,376,129) 510,000  (153,000)
 Sale of common
 stock...........     333,333    3,333     1,996,667           --             --             --       --        --
 Initial public
 offering of
 common stock,
 net of issuance
 costs of
 $6,181,512......   4,000,000   40,000    57,778,488           --             --             --       --        --
 Conversion of
 Series A
 redeemable
 convertible
 preferred stock,
 net of issuance
 costs of
 $85,005.........   1,645,555   16,456     9,771,869           --             --             --       --        --
 Issuance of
 common stock
 upon exercise of
 warrants, net of
 shares
 forfeited.......     195,126    1,951        (1,951)          --             --             --       --        --
 Repayment of
 notes
 receivable......         --       --            --         84,000            --             --       --        --
 Exercise of
 stock options...   2,012,275   20,123       711,565           --             --             --       --        --
 Deferred
 compensation
 related to the
 issuance of
 stock options to
 employees and
 nonemployees....         --       --      9,452,355           --      (9,452,355)           --       --        --
 Amortization of
 deferred
 compensation....         --       --            --            --       4,345,096            --       --        --
 Net loss........         --       --            --            --             --      (4,835,300)     --        --
                   ---------- --------   -----------      --------    -----------   ------------  ------- ---------
Balance, December
31, 1999.........  18,906,258 $189,063   $82,394,326      $     --    $(5,107,259)  $(10,211,429) 510,000 $(153,000)
                   ========== ========   ===========      ========    ===========   ============  ======= =========
                        Total
                    Stockholders'
                   (Deficit) Equity
                   ----------------
Balance, December
31, 1996.........    $  (192,494)
 Issuance of
 warrants for
 financing.......          4,070
 Issuance of
 stock options to
 nonemployees....         27,984
 Net loss........     (1,214,679)
                   ----------------
Balance, December
31, 1997.........     (1,375,119)
 Issuance of
 common stock for
 notes
 receivable......            --
 Compensation
 expense
 associated with
 issuance of
 common stock for
 notes
 receivable......         43,098
 Issuance of
 common stock for
 services
 rendered........         13,500
 Exercise of
 stock options...          8,745
 Purchase of
 treasury stock..       (153,000)
 Issuance of
 common stock on
 conversion of
 bridge
 financing.......         60,579
 Issuance of
 warrants for
 financing.......         99,018
 Issuance of a
 warrant in
 connection with
 joint venture...         22,703
 Issuance of
 stock options to
 nonemployees....         17,470
 Forgiveness of
 debt to
 affiliates......      2,311,366
 Net loss........     (3,868,956)
                   ----------------
Balance, December
31, 1998.........     (2,820,596)
 Sale of common
 stock...........      2,000,000
 Initial public
 offering of
 common stock,
 net of issuance
 costs of
 $6,181,512......     57,818,488
 Conversion of
 Series A
 redeemable
 convertible
 preferred stock,
 net of issuance
 costs of
 $85,005.........      9,788,325
 Issuance of
 common stock
 upon exercise of
 warrants, net of
 shares
 forfeited.......            --
 Repayment of
 notes
 receivable......         84,000
 Exercise of
 stock options...        731,688
 Deferred
 compensation
 related to the
 issuance of
 stock options to
 employees and
 nonemployees....            --
 Amortization of
 deferred
 compensation....      4,345,096
 Net loss........     (4,835,300)
                   ----------------
Balance, December
31, 1999.........    $67,111,701
                   ================

  The accompanying notes are an integral part of these consolidated financial statements.

                C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Years Ended December 31,
                                          -------------------------------------
                                             1997         1998         1999
                                          -----------  -----------  -----------
Cash Flows From Operating Activities:
 Net loss...............................  $(1,214,679) $(3,868,956) $(4,835,300)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities--
 Depreciation and amortization..........       75,871      249,738      456,518
 Noncash stock based compensation.......       27,984       74,068    4,345,096
 Noncash interest expense related to
  warrants..............................        4,070      121,721          --
 Repayment of debt by third party.......          --           --      (348,000)
 Changes in current assets and
  liabilities--
  Accounts receivable...................     (871,832)     139,067   (2,766,591)
  Unbilled receivables..................     (217,509)    (234,077)  (1,340,547)
  Other current assets..................     (168,235)     154,502     (571,061)
  Accounts payable......................      467,270     (101,797)   1,653,268
  Accrued liabilities...................      306,039      598,649    2,451,948
  Deferred revenue......................      192,959      184,148    1,500,521
                                          -----------  -----------  -----------
   Net cash (used in) provided by
    operating activities................   (1,398,062)  (2,682,937)     545,852
                                          -----------  -----------  -----------
Cash Flows from Investing Activities:
 Purchases of property and equipment....     (584,135)    (191,400)  (1,924,122)
 Increase in other assets...............          --           --    (1,361,326)
                                          -----------  -----------  -----------
   Net cash used in investing
    activities..........................     (584,135)    (191,400)  (3,285,448)
                                          -----------  -----------  -----------
Cash Flows from Financing Activities:
 Net proceeds (repayments) of debt......          --     2,615,539   (2,204,317)
 Proceeds from issuance of bridge
  loans.................................          --       248,600          --
 Payments of bridge loans...............          --      (193,750)         --
 Increase in due to affiliates..........    2,012,896    1,214,586          --
 Repayment of due to affiliates.........          --      (988,000)    (245,007)
 Proceeds from sale lease back
  transaction...........................          --       337,036          --
 Payments on capital lease obligations..          --       (55,709)    (111,656)
 Loan to employee.......................          --      (153,000)         --
 Proceeds from sale of common stock, net
  of issuance costs.....................          --           --    59,818,488
 Proceeds from the sale of Series A
  redeemable convertible preferred
  stock, net of issuance costs..........          --           --     9,788,325
 Proceeds from repayment of notes
  receivable............................          --           --        84,000
 Proceeds from exercise of stock
  options...............................          --         8,745      731,688
                                          -----------  -----------  -----------
   Net cash provided by financing
    activities..........................    2,012,896    3,034,047   67,861,521
                                          -----------  -----------  -----------
Net Increase in Cash and Cash
 Equivalents............................       30,699      159,710   65,121,925
Cash and Cash Equivalents, Beginning of
 Year...................................          --        30,699      190,409
                                          -----------  -----------  -----------
Cash and Cash Equivalents, End of Year..  $    30,699  $   190,409  $65,312,334
                                          ===========  ===========  ===========
Supplemental Disclosure of Noncash
 Financing Activities:
 Conversion of Series A redeemable
  convertible preferred stock into
  common stock..........................  $       --   $       --   $ 9,788,325
                                          ===========  ===========  ===========
 Issuance of common stock for notes
  receivable............................  $       --   $    84,000  $       --
                                          ===========  ===========  ===========
 Assets acquired under capital lease....  $       --   $       --   $    99,449
                                          ===========  ===========  ===========
 Assets acquired in connection with
  outsourcing agreement.................  $       --   $       --   $   233,397
                                          ===========  ===========  ===========
 Purchase of treasury stock by forgiving
  loan to employee......................  $       --   $   153,000  $       --
                                          ===========  ===========  ===========
 Conversion of bridge financing and
  related interest to common stock......  $       --   $    60,579  $       --
                                          ===========  ===========  ===========
 Forgiveness of debt due to affiliates..  $       --   $ 2,311,366  $       --
                                          ===========  ===========  ===========
 Noncash exercise of warrants...........  $       --   $       --   $     1,951
                                          ===========  ===========  ===========
Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for
  interest..............................  $       --   $    93,095  $   186,351
                                          ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS

  C-bridge Internet Solutions, Inc. and Subsidiary (the Company) is a full service provider of eBusiness solutions that help companies create strategic business solutions through the use of Internet technologies. In May 1999, the Company began offering eBusiness educational services.

  The Company is subject to risks common to rapidly growing technology-based service companies, including a limited operating history, the need to attract and retain key personnel, rapid technological change, competition from larger service providers, and the need for successful development and marketing of services.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements reflect the application of the following significant accounting policies, as discussed below and elsewhere in the notes to the consolidated financial statements.

 (a) Management's Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (b) Principles of Consolidation

  In August 1998, the Company formed a wholly owned subsidiary, C-bridge Packaged Solutions, Inc. (CPS). These consolidated financial statements include the accounts of the Company and CPS. All significant intercompany transactions have been eliminated in consolidation.

 (c) Revenue Recognition

  The Company generates revenue from eBusiness consulting and education services. Revenues from consulting contracts are recognized on a time-and-material or percentage-of-completion basis depending upon the contract with the customer. Revenues related to time and material consulting contracts are recognized when the services are performed. Revenues related to fixed price consulting contracts are recognized based on the percent of the cost incurred compared to the total estimated cost to complete the project. The cumulative impact of any revisions in estimates are reflected in the period in which they become known. If a consulting contract is estimated to result in a loss, the loss is recorded immediately. Net revenues exclude reimbursable expenses charged to customers.

  Revenues from educational services are recognized based upon the management and performance of educational services. The Company recognizes revenue based upon the performance of services under a five-year outsourcing agreement with a third party. In accordance with the outsourcing agreement, the Company manages and performs executive education in exchange for a monthly fee of approximately $479,000 per month. The Company records such fee as revenue ratably over the term of the contract. Costs incurred in performing such services are expensed as incurred. See Note 10 for further discussion of the outsourcing agreement.

  Unbilled receivables represent services that have been performed but have not yet been billed. Unbilled receivables also include reimbursable expenses. Deferred revenues represent amounts billed or paid in advance of revenues recognized.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

 (d) Cash and Cash Equivalents

  The Company accounts for investments under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At December 31, 1999, cash equivalents consisted primarily of money market funds.

 (e) Depreciation and Amortization

  The Company provides for depreciation and amortization using the straight-line method, by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives, as follows:

                                              Estimated
                 Asset Classification        Useful Life
                 --------------------       -------------
            Computer equipment............. 3 years
            Furniture, and fixtures........ 3 years
            Computer software.............. 3 years
            Leasehold improvements......... Life of lease

  The Company has assets under capital leases of $350,000 and $421,626 as of December 31, 1998 and 1999, respectively. Accumulated depreciation related to these assets is $48,611 and $165,278 as of December 31, 1998 and 1999, respectively.

 (f) Concentrations of Credit Risk

  Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash balances with financial institutions. Concentrations of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company operates in two industry segments and derives substantially all of its revenues from domestic customers.

  The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and accounts receivable for the periods presented:

                                                 Years Ended December 31,
                                                ------------------------------
                                                  1997       1998       1999
                                                --------   --------   --------
   Revenue--
     Customer A................................       28%        10%         *
     Customer B................................       12          *          *
     Customer C................................       11          *          *
     Customer D................................        *         25         23%
     Customer E................................        *         16          *
     Customer F................................        *          *         12
     Customer G................................        *          *         10
     Customer L................................        *          *         17

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

                                                 Years Ended December 31,
                                                ------------------------------
                                                  1997       1998       1999
                                                --------   --------   --------
   Accounts Receivable--
     Customer A................................       32%         *          *
     Customer D................................        *          *         23%
     Customer E................................        *         29%         *
     Customer F................................        *         16          *
     Customer H................................        *         33          *
     Customer I................................       19          *          *
     Customer J................................       10          *          *
     Customer K................................        *          *         16

--------
*Less than 10%.

 (g) Net Loss per Share

  Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of the Company's potentially dilutive securities are antidilutive. Antidilutive securities, which consist of options and warrants to purchase common stock that are not included in diluted net loss per share, were 1,653,010, 8,308,138 and 8,018,400 as of December 31, 1997, 1998 and 1999,
respectively.

 (h) Stock-Based Compensation for Employees

  The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair-value-based method of accounting for employee stock options and other stock-based compensation. Compensation expense related to employee stock based compensation arising from this method of accounting can be reflected in the financial statements or, alternatively, the pro forma net loss and loss per share effect of the fair-value-based accounting can be disclosed in the financial footnotes. The Company has adopted the disclosure-only alternative (see Note 7(e)).

 (i) Comprehensive Income

  SFAS No. 130, Reporting Comprehensive Income, requires companies to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the years ended December 31, 1997, 1998 and 1999, the Company's comprehensive loss is the same as its reported net loss.

 (j) Fair Value of Financial Instruments

  Financial instruments consist principally of cash, accounts receivable, accounts payable and debt. The estimated fair value of these instruments approximates their carrying value.

 (k) Derivative Instruments and Hedging Activities

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

(3) ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                              December 31,
                                                           -------------------
                                                             1998      1999
                                                           -------- ----------
   Accrued payroll and other related employee benefits.... $204,416 $1,025,027
   Accrued financing costs................................      --     500,000
   Other accrued liabilities..............................  774,921  1,906,258
                                                           -------- ----------
                                                           $979,337 $3,431,285
                                                           ======== ==========

(4) INCOME TAXES

  The Company follows the liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax asset or liability is measured by enacted tax rates.

  The approximate tax effect of each type of temporary difference and carryforward as of December 31, 1998 and 1999, respectively, is as follows:

                                                            December 31,
                                                       ------------------------
                                                          1998         1999
                                                       -----------  -----------
   Net operating loss carryforwards................... $ 1,036,697  $ 1,240,477
   Depreciation and amortization......................      (6,119)     (52,655)
   Other..............................................      59,080       56,317
                                                       -----------  -----------
                                                         1,089,658    1,244,139
   Less--Valuation allowance..........................  (1,089,658)  (1,244,139)
                                                       -----------  -----------
                                                       $       --   $       --
                                                       ===========  ===========

  The Company has not given recognition to any of its potential tax benefits, consisting primarily of its net operating loss carryforwards, in the accompanying consolidated financial statements, as it is more likely than not that these benefits will not be realizable in future years' tax returns.

  At December 31, 1998 and 1999, the Company had available a net operating loss carryforward of approximately $2,574,000 and $3,080,000, respectively, which expires through 2019. This carryforward is subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code
(IRC) contains provisions that may limit the Company's use of the carryforward in the event that there are significant changes in the ownership, as defined in Section 382 of the IRC.

(5) COMMITMENTS AND CONTINGENCIES

 (a) Operating Leases

  From October 1996 to April 1999, the Company leased certain office space and equipment from a related party, Cambridge Technology Group, under month-to-month operating lease agreements. Included in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1998 and 1999 is rent expense of approximately $93,000, $251,000 and $156,000, respectively, related to this lease.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

  On May 1, 1999, the Company entered into a five-year operating lease agreement for its principal office space from Property Management Partners, Inc. (PMP), a corporation controlled by a former employee of Cambridge Technology Group. Aside from the monthly base rent, a one-time sum of $1,375,000 was paid to the lessor in November 1999. This amount is to be used for certain capital improvements or material repairs as needed. The Company is amortizing this one-time charge to operations over the lease term. Concurrent with the operating lease, the Company entered into a five-year facilities management agreement with PMP. Monthly payments of $23,333 are paid for the management, operations and maintenance of the leased facilities. The Company believes these transactions were at arm's-length.

  The approximate future minimum annual rent and management fees due under the operating lease agreement as of December 31, 1999 are as follows:

                                                 Total
                                               ----------
            2000.............................. $1,092,000
            2001..............................    901,000
            2002..............................    888,000
            2003..............................    895,000
            2004..............................    300,000
                                               ----------
                                               $4,076,000
                                               ==========

 (b) Litigation

  In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and, in its opinion, all litigation currently pending or threatening will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

(6) DEBT OBLIGATIONS

 (a) Due to Affiliates

  During 1998, the Company was financed by advances from parties affiliated with the Company. These affiliates consist of Cambridge Technology Group and trusts that are significant stockholders of the Company. Amounts due to these affiliates, which consisted primarily of working capital advances, general and administrative allocations, and operating expenses, were approximately $1,094,000 in 1998. During March and May of 1998, the Company entered into agreements with the affiliated parties to formally forgive $2,311,366 of the amounts due. The Company recorded the forgiveness as a capital contribution, as reflected in the accompanying consolidated financial statements. The remaining $988,000 was repaid in 1998.

 (b) Lines of Credit

  During 1998, the Company had a $1,500,000 revolving line of credit with a bank secured by substantially all business assets and guaranteed by major stockholders of the Company. Interest was at the bank's prime rate plus 1%. In September 1998, the Company secured a new line of credit with a different bank, paying down and terminating the original bank debt.

  Under the new line of credit, which expired on December 31, 1999, the Company was able to draw up to $3,500,000 based on certain terms and conditions. Of the total amount available under the new line of credit, $1,000,000 was collateralized by assets of the Company and $2,500,000 was guaranteed by a major stockholder

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY of the Company and a trust for the benefit of a major stockholder of the Company. A warrant to purchase 65,000 shares of common stock was issued to the bank in connection with the new line of credit (see Note 7(f)). Borrowings under the new line of credit bore interest at prime (8.50% at December 31, 1999) plus 1%. At December 31, 1998 $2,200,000, was outstanding under the line of credit and $300,000 was available under the line of credit based on the terms and conditions of the borrowing base. The Company and the guarantors were subject to certain restrictive covenants in connection with the line of credit.

  On April 7, 1999, the Company entered into a loan modification of the new line of credit in order for the Company to be able to draw upon a committed equipment line of credit (Equipment Line) up to $200,000. The Equipment Line was to be used to purchase or refinance certain operating equipment, as defined. The Equipment Line bore interest at the bank's prime rate (8.50% at December 31, 1999) plus 1.5% and is secured by the same guarantees as the original line of credit. Amounts borrowed under the Equipment Line between January and June 1999 were converted to a term loan to be paid back over a 36-month period beginning July 5, 1999 and amounts borrowed between July and December 1999 were converted to a term loan to be paid back over a 36-month period beginning January 5, 2000. Borrowings under the Equipment Line need to be in compliance with certain financial covenants that the Company was in compliance with at December 31, 1999. At December 31, 1999, $172,222 was outstanding under the Equipment Line.

  Maturities of the Equipment Line term loans as of December 31, 1999 are as follows:

                                                  Total
                                                 --------
            2000................................ $ 66,667
            2001................................   66,667
            2002................................   38,888
                                                 --------
                                                 $172,222
                                                 ========

  In September 1998, CPS obtained a $2,000,000 line of credit with a bank collateralized by a letter of credit issued by a third-party joint venture partner (see Note 8). A warrant, recorded at fair value, was issued to this third party in connection with the letter of credit (see Note 7(f)). Borrowings under this line of credit bore interest at prime (7.75% at December 31, 1998). At December 31, 1998, $415,539 was outstanding under this line. As discussed in Note 8, during 1999, the joint venture was dissolved, CPS' line of credit was paid down and the line of credit and warrant were terminated.

 (c) Capital Leases

  In July 1998, the Company entered into a sale/leaseback transaction, whereby the Company sold existing fixed assets (primarily computer equipment) with a net book value of approximately $250,000 to a leasing company for $350,000. The Company then leased the fixed assets from the leasing company under a three-year capital lease arrangement. The gain of approximately $100,000 was deferred and is being amortized to other income over the term of the lease.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

  As of December 31, 1999, payments due pursuant to capital lease obligations are approximately as follows:

                                                   Amount
                                                  --------
            2000................................  $170,248
            2001................................   151,108
                                                  --------
                                                   321,356
            Less--Amount representing interest..    39,272
                                                  --------
              Present value of minimum lease
               payments.........................   282,084
            Less--Current portion...............   124,539
                                                  --------
              Long-term portion.................  $157,545
                                                  ========

 (d) Bridge Loans Payable

  In May 1998, the Company entered into short-term financing agreements with three investors totaling approximately $248,000. Interest on the notes was at prime (7.75% at December 31, 1998) plus 1%. The terms were for 90 days and included issuance of warrants, which were recorded at fair value (see Note 7(f)). One party, representing approximately $148,000 of this amount, is a related party. On August 3, 1998, the due date of the bridge loans was extended from July 29, 1998 to September 21, 1998. Additional warrants were issued in connection with the extension (see Note 7 (f)). In late September 1998, approximately $194,000 of the total amount was paid in full and the remaining amount due, $54,000 along with related accrued interest, was converted into approximately 202,000 shares of common stock at $.30 per share.

(7) STOCKHOLDERS' (DEFICIT) EQUITY

 (a) Initial Public Offering

  On December 17, 1999, the Company completed an initial public offering (IPO) of 4,000,000 shares of its common stock at a price of $16.00 per share, resulting in net proceeds to the Company of approximately $57,800,000. In January 2000, the underwriters of the Company's IPO exercised their over-allotment option and purchased 600,000 shares of the Company's common stock at $16.00 per share, resulting in net proceeds to the Company of approximately $8,908,000.

 (b) Preferred Stock

  The Company has authorized 5,000,000 shares of preferred stock with a $.01 par value, 1,850,000 of which are designated as Series A redeemable convertible preferred stock (Series A Preferred Stock).

  In October 1999, the Company sold 1,645,555 shares of Series A Preferred Stock at a purchase price of $6.00 per share, resulting in net proceeds to the Company of approximately $9.8 million. Concurrent with the sale of the Series A Preferred Stock, two significant stockholders of the Company sold an aggregate of 819,445 shares of common stock to certain of the Series A Preferred Stock investors at a purchase price per share of $6.00, resulting in proceeds to the stockholders of approximately $4.9 million. In conjunction with the sale of the Series A Preferred Stock, the Company amended its Articles of Incorporation to change the par value of the Company's common stock to $.01 per share. The Company's par value of common stock has been retroactively adjusted for this amendment. The Series A Preferred Stock automatically converted into common stock upon completion of the Company's IPO. The rights, preferences and privileges of the Series A Preferred Stock are listed below.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

Dividends

  The holders of the Series A Preferred Stock were entitled to receive noncumulative dividends of 8% per annum, payable only when, as and if declared by the Board of Directors. The Company shall not declare or pay any dividends on shares of common stock until the holders of the Series A Preferred Stock then outstanding first receive an amount equal to 8% per annum of the original purchase price. The Company did not declare any dividends on the Series A Preferred Stock.

Conversion

  Each share of Series A Preferred Stock converted into one share of common stock.

Voting Rights

  The Series A Preferred stockholders were entitled to vote on all matters with the common stockholders as one class of stock. The Series A Preferred stockholders were entitled to the number of votes equal to the number of shares of common stock into which each share of the Series A Preferred Stock was then convertible.

Liquidation

  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the corporation including a sale or merger of the Company, as defined, the holders of the Series A Preferred Stock then outstanding were entitled to be paid an amount equal to $6.00 per share, adjusted for certain dilutive events, as defined, plus any dividends declared but unpaid on such shares prior to any payment to common stockholders.

Redemption Rights

  The Company was required to redeem by October 2006, subject to certain conditions, the Series A Preferred Stock, at a price equal to $6.00 per share plus any dividends declared but unpaid from the original issue date to the mandatory redemption date per share.

 (c) Reserved Common Stock

  The Company has reserved 9,324,131 shares of common stock to be issued upon exercise of stock options and warrants and for issuance under the Company's employee stock purchase plan as of December 31, 1999.

 (d) Notes Receivable for Issuance of Common Stock

  In May 1998, in connection with the employment of an employee, the Company issued 280,000 shares of common stock to a party related to the employee in exchange for a note receivable in the amount of $84,000. The Company accounted for this transaction as a variable stock award and recorded a compensation charge of $43,098 in the accompanying consolidated statement of operations for the year ended December 31, 1998. On January 1, 1999, the Company received full recourse rights for this note receivable, thereby fixing the measurement date and no additional compensation was required to be recorded. This note was due on May 20, 2002 and bore interest at 5.7%. In addition to full recourse rights, the loan was collateralized by the 280,000 shares of common stock. The note was paid in full in November 1999.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

 (e) Stock Option Plans

1997 Stock Incentive Plan

  In 1997, the Company implemented a Stock Incentive Plan (the 1997 Plan), pursuant to which 4,000,000 shares of common stock were reserved for stock options, stock grants and other stock-based awards. Issuances under the 1997 Plan generally expire 10 years from issue date. Under the 1997 Plan, the Company may grant both incentive stock options and nonstatutory options, as well as award or sell shares of common stock to employees, directors or consultants of the Company. All option grants, prices and vesting periods are determined by the Board of Directors. All options issued prior to March 1998 generally vest monthly. All options issued after March 1998 generally vest semiannually. However, certain option grants contain provisions to accelerate vesting upon defined events. Full vesting of all options occurs four years after date of issuance. As of December 31, 1999, there are 198,148 shares available for future grant under the 1997 plan.

1999 Stock Incentive Plan

  In February 1999, the Board of Directors approved the 1999 Stock Incentive Plan (the 1999 Plan), pursuant to which 6,000,000 shares of common stock were reserved for stock options, stock grants and other stock-based awards. The number of shares of common stock made available and reserved shall automatically increase by 500,000 shares effective on the first day of every calendar year for the next 10 years. Issuances under the 1999 Plan generally expire 10 years from issue date. Under the 1999 Plan, the Company may grant both incentive stock options and nonstatutory options, as well as award or sell shares of common stock to employees, directors or consultants of the Company. All option grants, prices and vesting are determined by the Board of Directors. Options generally vest semiannually from date of grant. However, certain option grants contain provisions to accelerate vesting upon defined events. Full vesting of all options occurs four years after date of issuance. As of December 31, 1999, there are 157,583 shares available for future grant under the 1999 Plan.

1999 Director Stock Option Plan

  In November 1999, the Board of Directors approved the 1999 Director Stock Option Plan (the Director Plan), pursuant to which 200,000 shares of common stock have been reserved for stock option awards. The Director Plan allows for eligible directors to receive options to purchase 30,000 shares upon election to the Board of Directors, which vest in three equal installments beginning on the first anniversary of the grant date. In addition, eligible directors are entitled to options to purchase 15,000 shares annually on the date of each annual stockholders meeting. These options are 100% vested upon grant. Option grants under the Director Plan are at not less than fair market value on the date of grant. As of December 31, 1999, there are 200,000 shares available for future grant under the Director Plan.

1999 Employee Stock Purchase Plan

  In November 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (the ESPP), in compliance with Section 423 of the IRC. Employees who have completed three consecutive months of employment with the Company and who are employed with the Company on the first day of the applicable plan period are eligible to participate in the ESPP. The ESPP allows participants to purchase common stock of the Company at 85% of the fair market value, as defined. The Company may issue up to 750,000 shares under the ESPP. As of December 31, 1999, there are 750,000 shares available for future grant under the ESPP.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

  Stock option activity under the 1997 Plan, the 1999 Plan and the Director Plan is summarized as follows:

                                                                       Weighted
                                                                        Average
                                                            Exercise   Exercise
                                               Number of    Price per  Price per
                                                 Shares       Share      Share
                                               ----------  ----------- ---------
   Outstanding December 1, 1996...............        --   $       --    $ --
     Granted..................................  1,611,000    0.01-0.30    0.20
     Canceled.................................     (2,990)   0.25-0.30    0.29
                                               ----------  -----------   -----
   Outstanding December 31, 1997..............  1,608,010    0.01-0.30    0.20
     Granted..................................  3,212,128         0.30    0.30
     Exercised................................   (193,038)   0.01-0.30    0.05
     Canceled................................. (1,101,739)   0.01-0.30    0.27
                                               ----------  -----------   -----
   Outstanding, December 3l, 1998.............  3,525,361    0.01-0.30    0.28
     Granted..................................  6,255,092   0.30-48.63    3.84
     Exercised................................ (2,012,275)   0.01-1.00    0.36
     Canceled.................................   (329,222)   0.01-6.00    1.56
                                               ----------  -----------   -----
   Outstanding, December 31, 1999.............  7,438,956  $0.01-48.63   $3.23
                                               ==========  ===========   =====
   Exercisable, December 31, 1999.............  1,508,576  $ 0.01-8.50   $0.43
                                               ==========  ===========   =====
   Exercisable, December 31, 1998.............    671,842  $ 0.01-0.30   $0.25
                                               ==========  ===========   =====
   Exercisable, December 31, 1997.............    262,771  $ 0.01-0.30   $0.06
                                               ==========  ===========   =====

  The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 1999.

                            Outstanding                                         Exercisable
                            -----------                                         -----------
                                                       Weighted
                                                        Average
                                                       Remaining
                                                      Contractual
            Exercise          Number of                  Life                    Number of
             Prices            Shares                 (in Years)                  Shares
            --------          ---------               -----------               -----------
             $  .01              70,900                   7.29                      29,103
                .25             325,505                   7.69                     106,766
                .30           3,230,491                   8.89                   1,084,490
               1.00           1,257,068                   9.40                     287,001
               6.00             978,750                   9.68                         --
               8.50           1,057,917                   9.88                       1,216
              12.50             511,575                   9.96                         --
              48.63               6,750                  10.00                         --
                              ---------                                          ---------
                              7,438,956                                          1,508,576
                              =========                                          =========

  During 1997, 1998 and 1999, the Company issued options to purchase 239,000, 104,000 and 408,842 shares, respectively, of common stock to nonemployees in exchange for services. The Company recorded these transactions at fair value, which was $27,984, $17,470 and $881,592 for the years ended December 31, 1997, 1998 and 1999, respectively. Certain options to purchase common stock to nonemployees have been issued with various vesting periods ranging from immediate vesting to a four-year vesting period. The compensation expense

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY related to these stock options is recorded over the related vesting period and is subject to variable plan accounting treatment whereby the Company will remeasure the fair value of the options at the end of each reporting period until the options are fully vested.

  During the year ended December 31, 1999, the Company issued options to purchase approximately 1,577,000 shares of common stock to employees at an exercise price deemed to be below market value. In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25), the Company has recorded the difference between the exercise price and fair value as deferred compensation and it is amortizing such deferred compensation to operations over the vesting periods of the options.

  The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted to employees using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and the weighted average information for the years ended December 31, 1997, 1998 and 1999, are as follows:

                                                        December 31,
                                              --------------------------------
                                                 1997       1998       1999
                                              ---------- ---------- ----------
   Risk-free interest rates.................. 5.83-6.57% 4.39-5.59% 4.88-6.06%
   Expected dividend yield...................     --         --         --
   Expected life.............................  5 years    5 years    5 years
   Expected volatility.......................    60%        60%        60%
   Weighted average fair value per share of
    options granted..........................    $.05       $.07      $2.45
   Weighted-average remaining contractual
    life of options outstanding.............. 9.65 years 9.39 years 9.23 years

  Had compensation expense from the Company's stock option plan been determined consistent with SFAS No. 123, net loss and net loss per share would have been approximately as follows:

                                             Years Ended December 31,
                                        -------------------------------------
                                           1997         1998         1999
                                        -----------  -----------  -----------
   Net loss--
     As reported....................... $(1,214,679) $(3,868,956) $(4,835,300)
     Pro forma.........................  (1,227,071)  (3,990,032)  (7,283,758)
   Basic and diluted net loss per
    share--
     As reported....................... $      (.12) $      (.39) $      (.43)
     Pro forma.........................        (.12)        (.40)        (.64)

 (f) Warrants

  In September 1997, the Company issued a warrant to purchase 45,000 shares of common stock at an exercise price of $1.00 per share to a bank in connection with borrowings of a related party, Cambridge Technology Group, that were used to fund the Company's operations. In December 1999, the bank exercised the warrant through a cash-less exercise by forfeiting warrants to purchase 989 shares of the 45,000 shares for a net exercise of 44,011 shares.

  In connection with a May 1998 bridge financing (see Note 6(d)), the Company issued warrants to purchase 333,334 shares of common stock at an exercise price of $.30 per share. Each share of common stock purchased by the exercise of the warrants may be exchanged for a proportional amount of the Company's preferred stock, if any is issued, based upon the number of common stock shares multiplied by $.30 per share divided by $1.19 for each share of preferred stock. In October 1999, warrants to purchase 100,000 shares of common stock were exercised through a cashless exercise by forfeiting warrants to purchase 5,000 of the 100,000 shares for a net exercise of 95,000 shares.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

  In May 1998, the Company issued a warrant to a customer to purchase 110,000 shares of common stock at an exercise price of $1.00 based upon achievement of certain revenue milestones by May 2000; accordingly, the accounting measurement date was unknown. In September 1999, the Company amended the warrant agreement to fully vest the warrant. In conjunction with the amendment, the Company recorded the value of this warrant as a charge to operations in the year ended December 31, 1999.

  In June 1998, the Company issued a warrant to purchase 25,000 shares of common stock at an exercise price of $1.00 per share in connection with a line of credit entered into with a bank. In December 1999, the bank exercised the warrant through a cashless exercise by forfeiting the option to purchase 551 shares of the 25,000 shares for a net exercise of 24,449 shares.

  In connection with a capital lease in July 1998 (see Note 6(c)), the Company issued a warrant to the lessor to purchase 93,333 shares of common stock at an exercise price of $.30 per share. The warrant expires in December 2002.

  In August 1998, in connection with the guarantee of a line of credit for the joint venture discussed in Note 8, a warrant was issued to the third-party partner in the joint venture to purchase 4,000,000 shares of the CPS' common stock at an exercise price of $0.01 per share. The Company recorded the issuance of this warrant at fair value, which totaled $22,703, as interest expense. As discussed in Note 8, the joint venture was terminated and the warrant was canceled.

  In August 1998, the May 1998 bridge financing (see Note 6(d)) was extended and additional warrants to purchase 111,110 shares of common stock at an exercise price of $.30 per share were issued to the investors. Each share of common stock purchased by the exercise of the warrants may be exchanged for a proportional amount of the Company's preferred stock, if any is issued, based upon a similar determination as the original warrants. In October 1999, warrants to purchase 33,333 shares of common stock were exercised through a cashless exercise by forfeiting warrants to purchase 1,667 shares of the 33,333 shares for a net exercise of 31,666 shares.

  In September 1998, the Company issued a warrant to purchase 65,000 shares of common stock at an exercise price of $1.00 per share to a bank in connection with a line of credit. This warrant is outstanding and fully exercisable as of December 31, 1999.

  The following table summarizes warrants outstanding as of December 31, 1999.

                                                         Values
                                                       Ascribed to   Year
Grant Date      Shares  Exercise Price    Expiration     Warrant   Recorded
----------      ------  --------------    ----------   ----------- --------
May 1998        233,334 $ .30 per share May 2003        $ 39,679     1998
May 1998        110,000 $1.00           May 2000         660,000     1999
July 1998        93,333 $ .30 per share December 2002     15,850     1998
August 1998      77,777 $ .30 per share August 2003       13,165     1998
September 1998   65,000 $1.00 per share September 2003     5,159     1998
                -------                                 --------
                579,444                                 $733,853
                =======                                 ========

  At December 31, 1999, all outstanding warrants are exercisable. An equal number of shares of common stock have been reserved for the exercise of all outstanding warrants. The Company recorded the issuance of these warrants at fair value using the Black-Scholes pricing model. The value ascribed to warrants issued in connection with debt financing has been charged to interest expense. The value ascribed to warrants issued in connection with services has been charged to operations.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY

 (g) Treasury Stock

  In April 1998, the Company reacquired 510,000 shares of its common stock in satisfaction of a loan previously made to a former officer in the amount of $153,000 in connection with his severance agreement. Severance in the amount of approximately $56,000 was also owed to the former officer, as per the severance agreement, and was paid in full during 1998.

(8) SUBSIDIARY AND JOINT VENTURE

  In connection with the formation of CPS, the Company and CPS entered into a joint venture with a third-party provider of packaged solution software. The joint venture engaged CPS as the vehicle to develop and implement Web-based solutions and services. Under the agreement of the joint venture, CPS issued a warrant (see Note 7(f)) to the third-party provider to purchase up to 40% of CPS on a fully diluted basis in exchange for a letter of credit guarantee on CPS' line of credit.

  In May 1999, the Company, CPS and the third party that formed the joint venture terminated the arrangement and dissolved the joint venture. In connection with the dissolution of the joint venture, the third party and the Company paid down approximately $239,000 and $310,000, respectively, of the outstanding line of credit and terminated the line of credit arrangement. The warrants issued to the third party were also canceled. Additionally, approximately $70,000 owed by CPS to the third party was forgiven. The Company has recorded the debt forgiveness by the third party as other income in the accompanying consolidated statement of operations during the year ended December 31, 1999.

(9) EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) plan (the 401(k) Plan) covering substantially all employees of the Company who meet certain defined requirements. Under the terms of the 401(k) Plan, employees may elect to make tax-deferred contributions and the Company may match 25% of the first 6% of employee contributions as determined by the Board of Directors and may make other discretionary contributions to the 401(k) Plan. During 1998 and 1999, the Company contributed approximately $46,400 and $88,600, respectively, to the 401(k) Plan. The Company made no contributions during 1997.

(10) RELATED PARTY TRANSACTIONS

  On April 30, 1999, the Company entered into a five-year contract with a third party, CEE, Inc. (CEE), whereby CEE outsourced the management and performance of executive education seminars to the Company in exchange for a monthly fee of approximately $479,000 per month. In accordance with the outsourcing agreement, the Company agreed to issue options to purchase 190,000 shares of the Company's common stock to designees of CEE and is committed to issue options to purchase an additional 50,000 shares of the Company's common stock at fair value the date the options are issued to CEE's designees each year that the outsourcing agreement is in place. A sister company of CEE named Cambridge Executive Enterprises, Inc. (Enterprises) previously provided these services. Simultaneous with signing the outsourcing arrangement, the Company hired substantially all of Enterprises' employees, assumed Enterprises' real estate lease and acquired all of Enterprises' tangible assets (primarily furniture, computers and leasehold improvements), in exchange for a note payable to Enterprises for approximately $234,000. The note payable to Enterprises was paid in full in October 1999.

  On May 1, 1999, the Company granted to designees of CEE options to purchase 189,500 shares of common stock at an exercise price of $1.00 per share, 71,500 of which were granted to employees of CEE that remained in the employ of CEE. In accordance with SFAS No. 123 and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY with Selling, Goods or Services, the Company recorded a charge to operations of $199,000 related to this grant. As a result of the outsourcing agreement, certain employees of CEE became employees of C-bridge on May 1, 1999. These employees represent the remaining CEE designees. The Company granted these employees options to purchase 118,000 shares of common stock at an exercise price of $1.00 per share, which was deemed to be less than fair market value on the date of grant. In accordance with APB 25, the Company recorded deferred compensation of $590,000 which is being amortized to operations over the vesting period of the employees' options.

  Upon the issuance of options to purchase the additional 50,000 shares of the Company's common stock to CEE designees each year, the Company will record a charge to operations in accordance with SFAS No. 123.

  The Company, CEE and Enterprises have a historical business relationship through Cambridge Technology Group (CTG). For more than 10 years prior to September 1998, CTG conducted an executive seminar business. In September 1998, CTG made an assignment for the benefit of creditors. The sole stockholder, director and officer of CTG is an employee of CEE, and members of his family are beneficiaries of a trust and a holding company that are significant stockholders of the Company.

  Certain lease, debt and equity transactions involving related parties have been discussed in Note 5, Note 6 and Note 7.

  During 1998, the Company performed professional services for a company in which a major stockholder of the Company is also an investor. The total amount of the services was $64,000, of which $39,000 is included in accounts receivable in the accompanying consolidated balance sheets as of December 31, 1999. Transactions with this related company have been treated at arm's-length, as if conducted with an unrelated party. Revenue on these transactions has been recognized in accordance with the Company's revenue recognition policy.

  During 1998 and 1999, the Company subcontracted certain consulting work to a related party in which a key employee/stockholder of the Company is an investor. The total amount of these services is approximately $22,000 and $50,000 for the years ended December 31, 1998 and 1999, respectively.

  During 1999, the Company purchased approximately $982,000 of computer software and services from a company whose President is on the Company's Board of Directors. This Director also purchased 333,333 shares of the Company's common stock in 1999 at $6.00 per share, the fair value of the Company's common stock on the date of purchase. The Company also provided approximately $217,000 of professional services to the same company during 1999. Transactions with this related company have been conducted at arm's length, as if with an unrelated party.

(11) SEGMENT AND GEOGRAPHIC INFORMATION

  The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer.

  The Company views its operations and manages its business as two segments, strategic and technology consulting services and educational services. The Company's reportable segments are strategic business units that

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARY provided distinct services to the end customer. They are managed separately because each business requires different marketing and management strategies. The Company's approach is based on the way that management organizes the segments within the Company for making operating decisions and assessing performance.

  The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The Company does not allocate operating expenses between its two reportable segments. Accordingly, the Company's measure of performance for each reportable segment is based on total net revenues and direct costs of services, which are reported separately in the accompanying consolidated statements of operations. Accordingly, no additional disclosure is required. The Company does not identify assets and liabilities by segment. Accordingly, identifiable assets, capital expenditures and depreciation and amortization are not reported by segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  The information required by this Part III (Items 10, 11, 12 and 13) is hereby incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. Financial Statements

  The Consolidated Financial Statements listed in the index in Part II, Item 8, are filed as part of this report.

  2. Consolidated Financial Statement Schedules

Schedule II--Valuation and Qualifying Accounts Allowance for Doubtful Accounts

                        Balance at      Additions
                       Beginning of (Charged to Costs            Balance at End
Year Ended                 Year       and Expenses)   Deductions    of Year
----------             ------------ ----------------- ---------- --------------
                                            (in thousands)
December 31, 1997.....       --          $18,500        $1,774      $16,726
December 31, 1998.....   $16,726          20,000         6,224       30,502
December 31, 1999.....    30,502          69,525           --       100,027

  Reference is hereby made to the Consolidated Financial Statements and the Notes thereto included in this filing in Part II, Item 8.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To C-bridge Internet Solutions, Inc.:

  We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of C-bridge Internet Solutions, Inc. included in this Form 10-K and have issued our report thereon dated January 19, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(2) is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic financial statements taken as a whole.

                                              Arthur Andersen LLP

Boston, Massachusetts
January 19, 2000

  3. Exhibits

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------
  3.1+   Second Amended and Restated Certificate of Incorporation of the
         Company.
  3.2+   Amended and restated By-laws of the Company.
  4.1+   Specimen common stock certificate
  4.2+   Specimen preferred stock certificate
 10.1+   Outsourcing Agreement, dated October 8, 1999, by and among CEE
         Incorporated, Cambridge Executive Enterprises, Inc. and the
         Registrant.
 10.2+   Non-Competition Agreement, dated September 27, 1999, by and among CEE
         Incorporated, Cambridge Executive Enterprises, Inc. and the
         Registrant.
 10.3+   1997 Stock Incentive Plan, as amended.
 10.4+   1999 Stock Incentive Plan.
 10.5+   Employment Offer Letter, dated January 5, 1999, to Joseph M. Bellini from the Company.
 10.6+   Commercial Building Lease, dated May 1, 1999, by and between Property
         Management Partners, Inc. and the Registrant.
 10.7+   Stock Purchase Agreement, dated as of June 9, 1999, by and between
         Raymond J. Lane and the Registrant.
 10.8+   Series A Convertible Preferred Stock Purchase Agreement, dated as of
         October 7, 1999, by and among InSight Capital Partners III, L.P.,
         InSight Capital Partners (Cayman) III, L.P., InSight Capital Partners
         III--Co-Investors, L.P., H&D Investments 97, Oracle Corporation and
         the Registrant.
 10.9+   Stockholders Voting Agreement, dated as of October 7, 1999, by and among InSight Capital Partners III, L.P., InSight Capital Partners
         (Cayman) III, L.P., InSight Capital Partners III--Co-Investors, L.P.,
         H&D Investments 97, Oracle Corporation, Cambridge Technology
         Enterprises, Limited, Butterfield Trust (Bermuda) Limited, as Trustee
         of the Winsor Trust, Hamilton Trust Company Limited, as Trustee of the
         Willingdon Trust, Joseph M. Bellini, Richard O. Wester and the
         Registrant.
 10.10+  Investor Rights Agreement, dated as of October 7, 1999, by and among
         InSight Capital Partners III, L.P., InSight Capital Partners (Cayman)
         III, L.P., InSight Capital Partners III--Co-Investors, L.P., H&D
         Investments 97, Oracle Corporation and the Registrant.
 10.11+  Right of First Offer and Co-Sale Agreement, dated as of October 7,
         1999, by and among Hamilton Trust Company Limited, as Trustee of the
         Willingdon Trust, Cambridge Technology Enterprises, Limited,
         Butterfield Trust (Bermuda) Limited, as Trustee of the Winsor Trust,
         InSight Capital Partners III, L.P., InSight Capital Partners (Cayman)
         III, L.P., InSight Capital Partners III--Co-Investors, L.P., H&D
         Investments 97, Oracle Corporation and the Registrant.
 10.12+  Registration Rights Letter, dated October 7, 1999, to Hamilton Trust
         Company Limited, as Trustee of the Willingdon Trust, Butterfield Trust
         (Bermuda) Limited, as Trustee of the Winsor Trust and Cambridge
         Technology Enterprises, Limited from the Registrant.
 10.13+  1999 Director Stock Option Plan.
 10.14*  1999 Employee Stock Purchase Plan.
 10.15+  Loan Security Agreement dated as of September 29, 1998, and as amended by a Loan Modification Agreement dated as of January 27, 1999, a
         Second Loan Modification Agreement dated as of April 7, 1999 and a
         Third Loan Modification Agreement dated as of September 29, 1999 by and between Silicon Valley Bank and the Registrant.
 13.1    Annual report to Security Holders, incorporated by reference to this
         Form 10-K.
 23.1    Consent of Arthur Andersen, LLP.
 27      Financial Data Schedule.

--------
+ Filed as an exhibit to the Form S-1 filed on December 16, 1999.
*Filed as an exhibit to the Form S-8 filed on January 26, 2000.

  (b) Reports on Form 8-K

  None.