Form 10-K/A
period 1999-12-31
C BRIDGE INTERNET SOLUTIONS INC
filed 2000-04-04
CIK 1088570

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain documents listed below have been incorporated by reference into the indicated part of this Form 10-K:

         Document Incorporated                           Part of 10-K
         ---------------------                           ------------
Registrant's Amendment No. 6 to Form S-1       Part I, Item 5; Part IV, Item 14
Registration Statement, filed on December 16,
1999. (File #333-89069)

Proxy Statement for the 2000 Annual Meeting    Part III, Items 10-13
of Stockholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

  This Form 10-K/A filing was made because the signature page was inadvertantly omitted from the Form 10-K filed on March 31, 2000. In all other respects, this filing is identical to that Form 10-K.

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

  (b) Reports on Form 8-K

  None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          C-Bridge Internet Solutions, Inc.

                                                   /s/ Joseph M. Bellini
                                          By:
                                               _______________________________
                                                     Joseph M. Bellini,
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
         /s/ Joseph M. Bellini         Chief Executive Officer      March 30, 2000
______________________________________  (Principal Executive
          Joseph M. Bellini             Officer)
        /s/ Richard O. Wester          Vice President, Finance,     March 30, 2000
______________________________________  Chief Financial Officer
          Richard O. Wester             and Treasurer (Principal
                                        Financial Officer and
                                        Principal Accounting
                                        Officer)
     /s/ Joseph L. Badaracco, Jr.      Director                     March 30, 2000
______________________________________
       Joseph L. Badaracco, Jr.
         /s/ Paul R. Charron           Director                     March 30, 2000
______________________________________
           Paul R. Charron
        /s/ Gerard F. King, II         Director                     March 30, 2000
______________________________________
          Gerard F. King, II
         /s/ Raymond J. Lane           Director                     March 30, 2000
______________________________________
           Raymond J. Lane
       /s/ Ramanan Raghavendran        Director                     March 30, 2000
______________________________________
         Ramanan Raghavendran