Form 10-Q
period 2000-03-31
C BRIDGE INTERNET SOLUTIONS INC
filed 2000-05-15
CIK 1088570

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

  (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2000

                              OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________


                       Commission File Number: 000-28185

                       C-bridge Internet Solutions, Inc.
            (Exact name of registrant as specified in its charter)



            DELAWARE                                          52-2001899
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


           219 Vassar Street,
        Cambridge, Massachusetts                                02139
(Address of principal executive offices)                      (Zip Code)


                                (617) 497-1707
             (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No
                                                  -----      -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  As of May 1, 2000, there were 19,780,432 shares of common stock outstanding.

                       C-BRIDGE INTERNET SOLUTIONS, INC.

                               TABLE OF CONTENTS
                               -----------------

PART I - FINANCIAL INFORMATION:

Item 1:  Financial Statements

  Consolidated Balance Sheets as of March 31, 2000 and
    December 31, 1999                                                      3

  Consolidated Statements of Operations for the Three
    Months Ended March 31, 2000 and 1999                                   4

  Consolidated Statements of Cash Flows for the Three
    Months Ended March 31, 2000 and 1999                                   5

  Notes to Consolidated Financial Statements                               6

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7-10

Item 3:  Quantitative and Qualitative Disclosures about Market Risk        10


PART II - OTHER INFORMATION:

Item 1:  Legal Proceedings                                                 11

Item 2:  Changes in Securities and Use of Proceeds                         11

Item 6:  Exhibits and Reports on Form 8-K                                  11

SIGNATURES                                                                 12


PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                        March 31,    December 31,
                                                          2000          1999
                                                      -----------    ------------
                                                      (unaudited)
                           ASSETS
Current Assets:
  Cash and cash equivalents.........................  $ 67,332,441   $ 65,312,334
  Accounts receivable, net of allowance of $154,000
   and $100,000, respectively.......................     6,122,620      3,499,356
  Unbilled receivables..............................     4,189,367      1,792,133
  Other current assets..............................       699,357        584,794
                                                      ------------   ------------
    Total current assets............................    78,343,785     71,188,617
                                                      ------------   ------------
Property and Equipment, at cost:
  Computer equipment................................     2,537,768      1,812,637
  Furniture and fixtures............................       208,003        208,003
  Computer software.................................     1,472,444        965,433
  Leasehold improvements............................        75,763         40,181
                                                      ------------   ------------
                                                         4,293,978      3,026,254
  Less--Accumulated depreciation and amortization...       999,655        682,536
                                                      ------------   ------------
                                                         3,294,323      2,343,718
                                                      ------------   ------------
Other Assets........................................     1,650,287      1,361,326
                                                      ------------   ------------
    Total assets....................................  $ 83,288,395   $ 74,893,661
                                                      ============   ============
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of equipment loans and capital
   lease obligations................................  $    212,804   $    191,206
  Accounts payable..................................     1,568,593      2,018,741
  Accrued expenses..................................     3,370,915      3,431,285
  Deferred revenue..................................     1,919,027      1,877,628
                                                      ------------   ------------
    Total current liabilities.......................     7,071,339      7,518,860
                                                      ------------   ------------
Equipment Loans and Capital Lease Obligations, net
 of current portion.................................       192,068        263,100
                                                      ------------   ------------
Stockholders'Equity:
    Common stock, $.01 par value--
    Authorized--50,000,000 shares
    Issued--19,888,983 and 18,906,258 shares,
     respectively...................................       198,889        189,063
  Additional paid-in capital........................    91,775,984     82,394,326
  Deferred compensation.............................    (4,595,726)    (5,107,259)
  Accumulated deficit...............................   (11,201,159)   (10,211,429)
  Treasury stock, at cost--512,708 and
   510,000 shares, respectively.....................      (153,000)      (153,000)
                                                      ------------   ------------
    Total stockholders' equity......................    76,024,988     67,111,701
                                                      ------------   ------------
    Total liabilities and stockholders' equity......  $ 83,288,395   $ 74,893,661
                                                      ============   ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three Months Ended
                                          --------------------------
                                             March 31,    March 31,
                                               2000         1999
                                             ---------    ---------
                                                  (unaudited)
Net Revenues:
 Professional services...................  $10,268,906  $ 2,440,900
 Educational services....................    1,903,997            -
                                           -----------  -----------
   Total net revenues....................   12,172,903    2,440,900
                                           -----------  -----------
Costs and Expenses:
 Direct costs of professional services
  (exclusive of noncash compensation
  expense presented below)................   5,433,167    1,526,980
 Direct costs of educational services
  (exclusive of noncash compensation
  expense presented below)................     612,960            -
 Selling and marketing (exclusive of
  noncash compensation expense
  presented below)........................   3,147,581      413,169
 General and administrative (exclusive
  of noncash compensation expense
  presented below)........................   4,272,791      684,728
 Compensation expense related to stock
  options and warrants....................     753,768            -
                                           -----------  -----------
   Total operating expenses...............  14,220,267    2,624,877
                                           -----------  -----------
   Loss from operations...................  (2,047,364)    (183,977)
Interest Expense..........................           -      (77,013)
Interest Income...........................     902,083            -
Other Income..............................     155,551        6,482
                                           -----------  -----------
   Net loss............................... $  (989,730) $  (254,508)
                                           ===========  ===========
Basic and Diluted Net Loss per Share
(Note 2).................................. $      (.05) $      (.03)
                                           ===========  ===========
Basic and Diluted Weighted Average
Shares Outstanding........................  19,252,938   10,123,965
                                           ===========  ===========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Three Months Ended
                                                        -----------------------------
                                                        March 31,           March 31,
                                                          2000                1999
                                                        ----------       ------------
                                                                (unaudited)
Cash Flows from Operating Activities:
  Net loss............................................  $  (989,730)       $(254,508)
  Adjustments to reconcile net loss to net
  cash used in operating activities-
  Depreciation........................................      317,119           69,921
  Noncash stock based compensation                          753,768                -
  Changes in current assets and liabilities-
   Accounts receivable................................   (2,623,264)        (268,860)
   Unbilled receivables...............................   (2,397,234)        (509,739)
   Other current assets...............................     (114,563)          (1,951)
   Accounts payable...................................     (450,148)          61,894
   Accrued expenses...................................      (60,372)         439,049
   Deferred revenue...................................       41,399          210,761
                                                        -----------        ---------
  Net cash used in operating activities...............   (5,523,025)        (253,433)
                                                        -----------        ---------
Cash Flows from Investing Activities:
  Purchases of property and equipment.................   (1,267,724)         (91,080)
  Increase in other assets............................     (288,961)               -
                                                        -----------        ---------
  Net cash used in investing activities...............   (1,556,685)         (91,080)
                                                        -----------        ---------
Cash Flows from Financing Activities:
  Proceeds from the sale of common stock,
  net of issuance costs...............................    8,928,000                -
  Proceeds from line of credit, net of repayments.....            -          169,000
  Repayments of capital lease.........................      (49,433)         (16,195)
  Repayments of amounts due to affiliates.............            -          (10,976)
  Proceeds from exercise of stock options.............      221,250           24,518
                                                        -----------        ---------
  Net cash provided by financing activities...........    9,099,817          166,347
                                                        -----------        ---------
Net Increase (Decrease) in Cash and Cash
  Equivalents.........................................    2,020,107         (178,166)

Cash and Cash Equivalents, Beginning of Period........   65,312,334          190,409
                                                        -----------        ---------
Cash and Cash Equivalents, End of Period..............  $67,332,441        $  12,243
                                                        ===========        =========

Supplemental Disclosure of Cash
Flow Information:
 Cash paid during period for interest.................  $    30,937        $  67,399
                                                        ===========        =========
 Cash paid during period for income taxes.............  $     2,294        $       -
                                                        ===========        =========




  The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements included herein have been prepared by C-bridge Internet Solutions, Inc. and its subsidiaries (together the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three month periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2000 or for any future period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

2.   NET LOSS PER SHARE

     Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share, requires the presentation of basic and diluted earnings per share (EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents (using the treasury stock method). Basic and diluted net loss per share are the same for both periods presented due to the Company's net losses for the three months ended March 31, 1999 and 2000. Antidilutive securities, which consist of options and warrants to purchase common stock that are not included in diluted net loss per share, were 6,126,460 and 7,837,867 as of March 31, 1999 and 2000, respectively.

3.   SEGMENT AND GEOGRAPHIC INFORMATION

     The Company views its operations and manages its business as two segments, strategic and technology consulting services and educational services. The Company's reportable segments are strategic business units that provide distinct services to the end customer. They are managed separately because each business requires different marketing and management strategies. The Company's approach is based on the way that management organizes the segments within the Company for making operating decisions and assessing performance.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. The Company does not allocate operating expenses between its two reportable segments. Accordingly, the Company's measure of performance for each reportable segment is based on total net revenues and direct costs of services, which are reported separately in the accompanying consolidated statements of operations. The Company does not identify assets and liabilities by segment. Accordingly, identifiable assets, capital expenditures and depreciation and amortization are not reported by segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934, as amended. Statements beginning with such words as "believes", "intends", "plans", and "expects" and similar expressions include forward-looking statements that are based on management's expectations given facts as currently known by management. Actual results may differ materially from those discussed in these forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described herein include but are not limited to the profitability of the Company's contracts, the Company's ability to hire, train, and retain qualified employees, the Company's ability to continue to develop effective sales and marketing capabilities, the Company's ability to keep pace with the Internet's rapid technological changes, evolving industry standards and changing client requirements, worldwide business use of the Internet, the growth in the number of web access devices per user, the absence of any failure of the Internet, the continued improvement of security on the Internet, general economic and industry conditions, as well as, other factors noted in the Company's Registration Statement on Form S-1 dated December 16, 1999, as filed with the Securities and Exchange Commission and in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

Overview

     C-bridge Internet Solutions, Inc. (the "Company") is a full service provider of Internet-based solutions designed to help companies conduct eBusiness. The Company has experienced consistent revenue growth since its inception in October of 1996.

     The Company's revenues are derived primarily from providing Internet professional services and it anticipates that revenue growth will be driven primarily by the number and scope of its client engagements and by the growth of its professional services headcount. During the first quarter of 2000, the Company earned professional services revenues from 21 clients and three professional services clients accounted for approximately 45% of the Company's total net revenues. Revenues from any given client will vary from period to period; however, the Company expects that significant customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of the Company's services or terminates its relationship with the Company, revenues could decline substantially. In addition, the loss of any significant client could materially and adversely affect the Company's business and results of operations.

     The Company also generates revenues from providing educational services. In May 1999, the Company entered into an outsourcing agreement with one of its sales lead sources, CEE, to provide the operational aspects of their executive education seminars. The Company markets and sells its services through executive education seminars, indirectly with partners, and directly through its sales organization. The majority of leads and revenues for 2000 and 1999 have come through executive education seminars.

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

     For the quarter ended March 31, 2000, approximately 93% of professional services revenues were generated pursuant to time and material contracts, while for the quarter ended March 31, 1999, approximately 82% of revenues were derived from time and material contracts. Revenues from time and material contracts are generally recognized as services are provided. Revenues generated pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues exclude reimbursable expenses charged to clients.

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

     At March 31, 2000, the Company had 344 employees.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

                         Professional Services Revenues

     Professional services revenues increased 321% to $10.3 million for the quarter ended March 31, 2000 from $2.4 million for the quarter ended March 31, 1999. The increase reflects growing demand for Internet professional services and increases in both the size and number of the Company's client engagements. For the quarter ended March 31, 2000, professional services revenues from three clients totaled 45% of total net revenues reflecting continued concentration of revenues from a small number of clients, while professional services revenues from three clients totaled 78% of total net revenues for the quarter ended March 31, 1999.

                         Educational Services Revenues

     The Company began providing educational services in May 1999. Educational services revenues were $1.9 million for the quarter ended March 31, 2000. Of the $1.9 million of educational services revenues earned in the first quarter of 2000, $1.4 million were earned through an outsourcing agreement with CEE and represented 12% of total net revenues for the quarter ended March 31, 2000.

                     Direct Costs of Professional Services

     Direct costs of professional services consist primarily of the compensation and benefits of employees engaged in the delivery of professional services and of non-reimbursable project expenses related to client projects. Direct costs of professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. Direct costs of professional services increased 256% to $5.4 million for the quarter ended March 31, 2000 from $1.5 million for the quarter ended March 31, 1999. This increase was primarily due to the growth of professional services headcount to respond to growth and a general increase in wages for professional services employees. The Company increased its professional services headcount to 208 at March 31, 2000 from 56 at March 31, 1999. Direct costs of professional services represented 45% of total net revenues for the quarter ended March 31, 2000 and 63% of total net revenues for the quarter ended March 31, 1999.

                      Direct Costs of Educational Services

     Direct costs of educational services consist of the salaries, benefits and direct expenses for personnel related to the Company's educational services. It also includes the direct expenses of delivering educational services. Direct costs of educational services were $613,000 for the quarter ended March 31, 2000. Direct costs of educational services represented 5% of total net revenues for the quarter ended March 31, 2000.

                         Selling and Marketing Expenses

     Selling and marketing expenses consist of salaries, commissions, benefits and related expenses for personnel engaged in sales and marketing activities. It also includes public relations, trade shows, promotional expenses and other expenses directly related to sales and marketing. Selling and marketing expenses increased 662% to $3.1 million for the quarter ended March 31, 2000 from $413,000 for the quarter ended March 31, 1999. This increase was primarily due to an increase in selling and marketing headcount, travel related expenses and an increase in direct expenses related to sales and marketing programs during the first quarter of 2000. Selling and marketing expenses represented 26% of total net revenues for the quarter ended March 31, 2000 and 17% of total net revenues for the quarter ended March 31, 1999.

                      General and Administrative Expenses

     General and administrative expenses consist of compensation, benefits, and related expenses for personnel engaged in executive and general management, recruiting, human resources, information technology, finance, administrative, and developing and maintaining the Company's service methodologies. It also includes expenses for recruiting, training, leasing and maintaining office space, professional fees and all other general corporate expenses. General and administrative expenses increased 524% to $4.3 million for the quarter ended March 31, 2000 from $685,000 for the quarter ended March 31, 1999. This increase was due primarily to an increase in recruiting expenses and an increase in general and administrative headcount. General and administrative expenses represented 35% of total net revenues for the quarter ended March 31, 2000 and 28% of total net revenues for the quarter ended March 31, 1999.

           Compensation Expense Related to Stock Options and Warrants

     Compensation expense related to stock options and warrants consists of the non-cash compensation expense related to the granting of stock options and warrants. The Company has previously recorded deferred compensation expense of $9.5 million related to certain stock option grants. This deferred compensation expense is recognized based on the vesting of these stock options. Of the recorded deferred compensation expense, $512,000 was expensed in the quarter ended March 31, 2000. During the quarter ended March 31, 2000, the Company also recorded compensation expense of $242,000 related to non-qualified options.


                           Interest and Other Income

     Net interest and other income (expense) changed to income of $1.1 million for the quarter ended March 31, 2000 from an expense of $71,000 for the quarter ended March 31, 1999. This change was primarily due to interest income related to the proceeds from the Company's initial public offering and payments received in connection with the settlement of litigation.

                           Provision for Income Taxes

     The Company had a net operating loss carryforward of $3.1 million at December 31, 1999, which may be used to offset future taxable income, if any. This carryforward is subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that may limit use of the carryforward in the event there are significant changes in ownership of the Company. The Company has not given recognition to any potential tax benefits, consisting primarily of the net operating loss carryforward, as it is more likely than not that these benefits will not be realizable in future years' tax returns.

                        Liquidity and Capital Resources

     Since inception, the Company has funded operations through the sale of equity securities, bank borrowings and lease financing arrangements.

     At March 31, 2000, the Company's cash and cash equivalents were $67.3 million. Working capital increased to $71.3 million at March 31, 2000 from $63.7 million at December 31, 1999. The increase was primarily due to proceeds received from the underwriters' of the Company's December 1999 Initial Public offering exercising an over-allotment option during January 2000. In connection with the exercise of the over-allotment, the Company sold 600,000 shares of common stock at $16.00 per share, resulting in net proceeds of $8.9 million. Based on the current business plan, the Company believes that its current cash will be sufficient to meet working capital and capital expenditure requirements at least through the next twelve months. However, there can be no assurance that the Company will not require additional financings within this time frame or that such additional financing, if needed, will be available on acceptable terms, if at all.

     Cash used in operating activities was $5.5 million for the quarter ended March 31, 2000 and $253,000 for the quarter ended March 31, 1999. For the quarter ended March 31, 2000 and 1999 the Company had capital expenditures of $1.3 million and $91,000, respectively.

     Cash provided by the exercise of stock options was $221,000 for the quarter ended March 31, 2000 and $25,000 for the quarter ended March 31, 1999.

     The Company's borrowings at March 31, 2000 consist of $405,000 due under equipment financing obligations.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, in December 1999. The Company has adopted this new accounting guidance for all periods presented. The adoption of the guidance provided in SAB No. 101 did not have a material impact on any period presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

     As of March 31, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair market value disclosure would be required under SFAS No. 107. All of the Company's investments are money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such instruments.

Primary Market Risk Exposures

     The Company's primary market risk exposure is in the area of interest rate risk. The Company's investment portfolio of cash and cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of the investments.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On January 7, 2000, Jack W. Rizika, as Assignee of the Assignee for the Benefit of Creditors of Cambridge Technology Group, Inc. (CTG), brought suit in the Commonwealth of Massachusetts Superior Court for Middlesex County against the Company, John J. Donovan, and the Willingdon, Windsor, and Appleby Trusts, alleging that CTG had advanced approximately $2.1 million to the Company in 1997 and 1998 and that before the Assignment for the Benefit of Creditors, CTG "had agreed to forgive this debt in its entirety for no consideration." Rizika asserted four causes of action against the Company including a fraudulent transfer claim under the UFTA, a civil conspiracy claim, a claim for relief under Chapter 93A of Massachusetts' consumer protection statute, and a claim for an accounting. On May 12, 2000, the Company served a motion to dismiss the complaint.

ITEM 2.  Changes in Securities and Use of Proceeds

(d). On January 11, 2000, the managing underwriters of the Company's initial public offering exercised their over-allotment option and purchased 600,000 shares of common stock from the Company at $16.00 per share. In conjunction with its sale of the 600,000 shares, the Company received $8.9 million, net of commissions and costs. The total net proceeds to the Company from the initial public offering were approximately $57.8 million.

     The Company has used, and continues to expect to use, the proceeds from the sale of stock for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisitions of businesses that are complimentary to the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

(a). Exhibits

     10.1 Lease Agreement dated March 15, 2000, by and between the Company and EOP 150 - California Street, L.L.C. relating to office space located at 150 California St. San Francisco, CA.

     10.2 Lease Agreement dated February 28, 2000, by and between the Company and BRE/Southfield, L.L.C. relating to office space located at 3000 Town Center, Southfield, MI.

     10.3 Lease Agreement dated February 16th, by and between the Company and 40 Wall Street, L.L.C. relating to office space located at 40 Wall St. New York, NY. This lease agreement will be filed in paper under cover of Form S-E pursuant to a Continuing Hardship Exemption under Rule 202 of Regulation S-T granted by the Securities and Exchange Commission on May 12, 2000. "P"

     27.1 Financial Data Schedule

(b). Reports on form 8-K

     None to report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 C-Bridge Internet Solutions, Inc.


                                             By:
Date: May 12, 2000                               /s/ Joseph M. Bellini
                                                 ----------------------
                                                     Joseph M. Bellini,
                                                     Chief Executive Officer

                                             By:
Date: May 12, 2000                               /s/ Richard O. Wester
                                                 ------------------------
                                                     Richard O. Wester,
                                                     Chief Financial Officer