Form 10-Q
period 2000-06-30
C BRIDGE INTERNET SOLUTIONS INC
filed 2000-07-27
CIK 1088570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from            to

                       Commission File Number: 000-28185

                               ----------------

                       C-BRIDGE INTERNET SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 52-2001899
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

           219 Vassar Street,
        Cambridge, Massachusetts                         02139
    (Address of principal executive                    (Zip Code)
                offices)

                                 (617) 497-1707
              (Registrant's telephone number, including area code)

                               ----------------

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

   As of July 21, 2000, there were 20,925,543 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       C-BRIDGE INTERNET SOLUTIONS, INC.

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION:

Item 1:  Financial Statements

        Consolidated Balance Sheets as of June 30, 2000 and December 31,
          1999...........................................................    3

        Consolidated Statements of Operations for the Three and Six
          Months Ended June 30, 2000 and 1999............................    4

        Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 2000 and 1999.........................................    5

        Notes to Consolidated Financial Statements.......................    6

Item 2:  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................... 7-12

Item 3:  Quantitative and Qualitative Disclosures about Market Risk......   12



PART II--OTHER INFORMATION:

Item 2:  Changes in Securities and Use of Proceeds.......................   13

Item 4:  Submission of Matters to a Vote of Security Holders.............   13

Item 6:  Exhibits and Reports on Form 8-K................................   13

SIGNATURES...............................................................   14

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,    December 31,
                                                        2000          1999
                                                    ------------  ------------
                                                    (unaudited)
                      ASSETS

Current Assets:
  Cash and cash equivalents........................ $ 64,707,823  $ 65,312,334
  Accounts receivable, net of allowance of $237,000
   and $100,000, respectively .....................    6,848,034     3,499,356
  Unbilled receivables.............................    6,046,579     1,792,133
  Other current assets.............................    2,488,829       584,794
                                                    ------------  ------------
    Total current assets...........................   80,091,265    71,188,617
                                                    ------------  ------------
Property and Equipment, at cost:
  Computer equipment...............................    3,959,733     1,812,637
  Furniture and fixtures...........................      341,772       208,003
  Computer software................................    1,681,119       965,433
  Leasehold improvements...........................      267,131        40,181
                                                    ------------  ------------
                                                       6,249,755     3,026,254
  Less--Accumulated depreciation and amortization..    1,436,225       682,536
                                                    ------------  ------------
                                                       4,813,530     2,343,718
                                                    ------------  ------------
Other Assets.......................................    2,060,926     1,361,326
                                                    ------------  ------------
    Total assets................................... $ 86,965,721  $ 74,893,661
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of equipment loans and capital
   lease obligations............................... $    211,105  $    191,206
  Accounts payable.................................    1,481,143     2,018,741
  Accrued expenses.................................    4,592,174     3,431,285
  Deferred revenue.................................    4,382,238     1,877,628
                                                    ------------  ------------
    Total current liabilities......................   10,666,660     7,518,860
                                                    ------------  ------------
Equipment Loans and Capital Lease Obligations, net
 of current portion................................      142,221       263,100
                                                    ------------  ------------

Stockholders' Equity:
  Common stock, $.01 par value--
   Authorized--50,000,000 shares
   Issued--20,604,464 and 18,906,258 shares,
   respectively....................................      206,045       189,063
Additional paid-in capital.........................   91,769,590    82,394,326
Deferred compensation..............................   (4,084,191)   (5,107,259)
Accumulated deficit................................  (11,581,604)  (10,211,429)
Treasury stock, at cost--512,708 and 510,000
 shares, respectively..............................     (153,000)     (153,000)
                                                    ------------  ------------
    Total stockholders' equity.....................   76,156,840    67,111,701
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $ 86,965,721  $ 74,893,661
                                                    ============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                             For the Three Months       For the Six Months
                                     Ended                     Ended
                            ------------------------  ------------------------
                             June 30,     June 30,     June 30,     June 30,
                               2000         1999         2000         1999
                            -----------  -----------  -----------  -----------
Net Revenues:
  Professional services.... $17,137,054  $ 3,763,793  $27,405,960  $ 6,204,693
  Educational services.....   1,650,279    1,029,170    3,554,276    1,029,170
                            -----------  -----------  -----------  -----------
    Total net revenues.....  18,787,333    4,792,963   30,960,236    7,233,863
                            -----------  -----------  -----------  -----------
Costs and Expenses:
  Direct costs of
   professional services
   (exclusive of noncash
   compensation expense
   presented below)........   8,331,089    2,008,528   13,764,256    3,535,508
  Direct costs of
   educational services
   (exclusive of noncash
   compensation expense
   presented below)........     869,728      568,507    1,482,688      568,507
  Selling and marketing
   (exclusive of noncash
   compensation expense
   presented below)........   4,567,294      618,890    7,714,875    1,032,059
  General and
   administrative
   (exclusive of noncash
   compensation expense
   presented below)........   6,248,274    1,584,226   10,521,065    2,268,954
  Compensation expense
   related to stock options
   and warrants............     265,526      424,747    1,019,294      424,747
                            -----------  -----------  -----------  -----------
    Total operating
     expenses..............  20,281,911    5,204,898   34,502,178    7,829,775
                            -----------  -----------  -----------  -----------
    Loss from operations...  (1,494,578)    (411,935)  (3,541,942)    (595,912)
Interest Expense...........         --       (51,811)         --      (128,824)
Interest Income............     907,654                 1,809,735          --
Other Income, net..........     206,481      342,490      362,032      348,972
                            -----------  -----------  -----------  -----------
    Net loss............... $  (380,443) $  (121,256) $(1,370,175) $  (375,764)
                            ===========  ===========  ===========  ===========
Basic and Diluted Net Loss
 per Share (Note 2)........ $      (.02) $      (.01) $      (.07) $      (.04)
                            ===========  ===========  ===========  ===========
Basic and Diluted Weighted
 Average Shares
 Outstanding...............  19,875,316   10,469,628   19,696,401   10,360,131
                            ===========  ===========  ===========  ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        For the Six Months
                                                               Ended
                                                      ------------------------
                                                       June 30,     June 30,
                                                         2000         1999
                                                      -----------  -----------
Cash Flows from Operating Activities:
  Net loss........................................... $(1,370,175) $  (375,764)
  Adjustments to reconcile net loss to net cash (used
   in) provided by operating activities--
    Depreciation.....................................     753,689      170,014
    Noncash stock based compensation.................   1,019,294      424,747
    Repayment of debt by third party.................         --      (348,000)
  Changes in current assets and liabilities--
    Accounts receivable..............................  (3,348,678)  (1,167,465)
    Unbilled receivables.............................  (4,254,446)    (884,606)
    Other current assets.............................  (1,904,035)    (100,036)
    Accounts payable.................................    (537,598)     279,171
    Accrued expenses.................................   1,160,889    1,284,377
    Deferred revenue.................................   2,504,610      806,770
                                                      -----------  -----------
      Net cash (used in) provided by operating
       activities....................................  (5,976,450)      89,208
                                                      -----------  -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment................  (3,223,501)    (291,665)
  Increase in other assets...........................    (699,600)     (45,000)
                                                      -----------  -----------
      Net cash used in investing activities..........  (3,923,101)    (336,665)
                                                      -----------  -----------
Cash Flows from Financing Activities:
  Proceeds from the sale of common stock, net of
   issuance costs....................................   8,928,009    2,000,000
  Repayments of line of credit, net of proceeds......         --    (2,011,597)
  Repayments of capital leases.......................    (100,979)     (50,381)
  Repayments of amounts due to affiliates............         --       (11,610)
  Proceeds from exercise of stock options............     468,010      143,241
                                                      -----------  -----------
      Net cash provided by financing activities......   9,295,040       69,653
                                                      -----------  -----------
Net Decrease in Cash and Cash Equivalents............    (604,511)    (177,804)
Cash and Cash Equivalents, Beginning of Period.......  65,312,334      190,409
                                                      -----------  -----------
Cash and Cash Equivalents, End of Period............. $64,707,823  $    12,605
                                                      ===========  ===========
Supplemental Disclosure of Noncash Financing
 Activities:
  Assets acquired under capital lease................ $       --   $    99,449
                                                      ===========  ===========
  Assets acquired in connection with outsourcing
   agreement......................................... $       --   $   233,397
                                                      ===========  ===========
Supplemental Disclosure of Cash Flow Information:
  Cash paid during period for interest............... $    30,995  $    27,001
                                                      ===========  ===========
  Cash paid during period for income taxes........... $     2,294  $       --
                                                      ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements included herein have been prepared by C-bridge Internet Solutions, Inc. and its subsidiaries (together the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such condensed consolidated financial statements. Results of operations for the three and six month periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2000 or for any future period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

2. NET LOSS PER SHARE

   Basic and diluted net loss per share are the same for all periods presented due to the Company's net losses for the three and six months ended June 30, 1999 and 2000. Antidilutive securities, which consist of options and warrants to purchase common stock that are not included in diluted net loss per share, were 6,122,870 and 7,244,672 for the three and six months ended June 30, 1999, respectively and 7,406,368 and 7,478,613 for the three and six months ended June 30, 2000, respectively.

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

4. SUBSEQUENT EVENT

   On July 5, 2000, the Company completed the acquisition of Open Enterprise Corporation (OEC). In connection with the acquisition, the Company issued approximately 399,000 shares of common stock and paid approximately $2.5 million in cash for all of the outstanding common stock of OEC. OEC's operations prior to the acquisition were not material to the Company's.

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

   The Company's revenues are derived primarily from providing Internet professional services and it anticipates that revenue growth will be driven primarily by the number and scope of its client engagements and by the growth of its professional services headcount. During the second quarter of 2000, the Company earned professional services revenues from 30 clients and three professional services clients accounted for approximately 42% of the Company's total net revenues. Revenues from any given client will vary from period to period; however, the Company expects that significant customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of the Company's services or terminates its relationship with the Company, revenues could decline substantially. In addition, the loss of any significant client could materially and adversely affect the Company's business and results of operations.

   The Company also generates revenues from providing educational services. In May 1999, the Company entered into an outsourcing agreement with one of its sales lead sources, CEE, to provide the operational aspects of their executive education seminars. The Company markets and sells its services through executive education seminars, indirectly with partners, and directly through its sales organization. A material portion of leads and revenues for 2000 and a majority of leads and revenues for 1999 have come through executive education seminars.

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

   For the quarter ended June 30, 2000, approximately 88% of professional services revenues were generated pursuant to time and material contracts, while for the quarter ended June 30, 1999, approximately 66% of revenues were derived from time and material contracts. Revenues from time and material contracts are generally recognized as services are provided. Revenues generated pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues exclude reimbursable expenses charged to clients.

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

   Client engagements currently average three to six months in duration. If a client engagement ends earlier than expected, professional services employees must be re-deployed and any resulting non-billable time will adversely affect professional services margins. The Company also expects per capita professional services costs to increase over time due to wage increases and inflation. Professional services margins are affected by trends in hiring and in professional services employee utilization, and, as such, will vary in the future. Any significant inability to increase billable rates, a decline in billable rates or time billed to clients or the loss of a significant client would materially adversely affect professional services margins.

   At June 30, 2000, the Company had 491 employees.

Results of Operations Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

 Total Net Revenues

   Total net revenues increased 292% to $18.8 million for the quarter ended June 30, 2000 from $4.8 million for the quarter ended June 30, 1999.

 Professional Services Revenues

   Professional services revenues increased 355% to $17.1 million for the quarter ended June 30, 2000 from $3.8 million for the quarter ended June 30, 1999. The increase reflects growing demand for Internet professional services and increases in both the size and number of the Company's client engagements. For the quarter ended June 30, 2000, professional services revenues from three clients totaled 42% of total net revenues reflecting a decreasing but continued concentration of revenues from a small number of clients, while professional services revenues from four clients totaled 72% of total net revenues for the quarter ended June 30, 1999.

 Educational Services Revenues

   The Company began providing educational services in May 1999. Educational services revenues increased 60% to $1.6 million for the quarter ended June 30, 2000 from $1.0 million for the quarter ended June 30, 1999. Of the $1.6 million of educational services revenues earned in the second quarter of 2000, $1.4 million were earned through an outsourcing agreement with CEE and represented 7% of total net revenues for the quarter ended June 30, 2000.

 Direct Costs of Professional Services

   Direct costs of professional services consist primarily of the compensation and benefits of employees engaged in the delivery of professional services and of non-reimbursable project expenses related to client projects. Direct costs of professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. Direct costs of professional services increased 315% to $8.3 million for the quarter ended June 30, 2000 from $2.0 million for the quarter ended June 30, 1999. This increase was primarily due to the growth of professional services headcount to respond to growth and a general increase in wages for professional services employees. The Company increased its professional services headcount to 324 at June 30, 2000 from 69 at June 30, 1999. Direct costs of professional services represented 44% of total net revenues for the quarter ended June 30, 2000 and 42% of total net revenues for the quarter ended June 30, 1999.

 Direct Costs of Educational Services

   Direct costs of educational services consist of the salaries, benefits and direct expenses for personnel related to the Company's educational services. It also includes the direct expenses of delivering educational services. Direct costs of educational services increased 53% to $870,000 for the quarter ended June 30, 2000 from $568,000 for the quarter ended June 30, 1999. Direct costs of educational services represented 5% of total net revenues for the quarter ended June 30, 2000 and 12% of total net revenues for the quarter ended June 30, 1999.

 Selling and Marketing Expenses

   Selling and marketing expenses consist of salaries, commissions, benefits and related expenses for personnel engaged in sales and marketing activities. It also includes public relations, trade shows, promotional expenses and other expenses directly related to sales and marketing. Selling and marketing expenses increased 638% to $4.6 million for the quarter ended June 30, 2000 from $619,000 for the quarter ended June 30, 1999. This increase was primarily due to an increase in selling and marketing headcount, travel related expenses and an increase in direct expenses related to sales and marketing programs during the second quarter of 2000. Selling and marketing expenses represented 24% of total net revenues for the quarter ended June 30, 2000 and 13% of total net revenues for the quarter ended June 30, 1999.

 General and Administrative Expenses

   General and administrative expenses consist of compensation, benefits, and related expenses for personnel engaged in executive and general management, recruiting, human resources, information technology, finance, administrative, and developing and maintaining the Company's service methodologies. It also includes expenses for recruiting, training, leasing and maintaining office space, professional fees and all other general corporate expenses. General and administrative expenses increased 294% to $6.2 million for the quarter ended June 30, 2000 from $1.6 million for the quarter ended June 30, 1999. This increase was due primarily to an increase in recruiting expenses and an increase in general and administrative headcount. General and administrative expenses represented 33% of total net revenues for the quarters ended June 30, 2000 and 1999.

 Compensation Expense Related to Stock Options and Warrants

   Compensation expense related to stock options and warrants consists of the non-cash compensation expense related to the granting of stock options and warrants. The Company has previously recorded deferred compensation expense of $9.5 million related to certain stock option grants. This deferred compensation expense is recognized based on the vesting of these stock options. Of the original $9.5 million of deferred compensation expense, aproximately $512,000 was expensed in the quarter ended June 30, 2000. During the quarter ended June 30, 2000, the Company also recorded a credit to compensation expense of approximately $247,000 related to non-qualified options that are accounted for under variable plan accounting.

 Interest and Other Income

   Net interest and other income (expense) increased 283% to income of $1.1 million for the quarter ended June 30, 2000 from income of $291,000 for the quarter ended June 30, 1999. This change was primarily due to interest income related to the proceeds from the Company's initial public offering and payments received in connection with the settlement of litigation.

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

Results of Operations Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

 Total Net Revenues

   Total net revenues increased 328% to $31.0 million for the six months ended June 30, 2000 from $7.2 million for the six months ended June 30, 1999.

 Professional Services Revenues

   Professional services revenues increased 342% to $27.4 million for the six months ended June 30, 2000 from $6.2 million for the six months ended June 30, 1999. The increase reflects growing demand for Internet professional services and increases in both the size and number of the Company's client engagements. For the first six months of June 30, 2000, professional services revenues from two clients totaled 32% of total net revenues reflecting a decreasing but continued concentration of revenues from a small number of clients, while professional services revenues from three clients totaled 79% of total net revenues for the six months ended June 30, 1999.

 Educational Services Revenues

   The Company began providing educational services in May 1999. Educational services revenues increased 245% to $3.6 million for the six months ended June 30, 2000 from $1.0 million for the six months ended June 30, 1999. Of the $3.5 million of educational services revenues earned in the first six months of 2000, $2.9 million were earned through an outsourcing agreement with CEE and represented 9% of total net revenues for the six months ended June 30, 2000.

 Direct Costs of Professional Services

   Direct costs of professional services consist primarily of the compensation and benefits of employees engaged in the delivery of professional services and of non-reimbursable project expenses related to client projects. Direct costs of professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. Direct costs of professional services increased 289% to $13.8 million for the six months ended June 30, 2000 from $3.5 million for the six months ended June 30, 1999. This increase was primarily due to the growth of professional services headcount to respond to growth and a general increase in wages for professional services employees. The Company increased its professional services headcount to 324 at June 30, 2000 from 69 at June 30, 1999. Direct costs of professional services represented 44% of total net revenues for the six months ended June 30, 2000 and 49% of total net revenues for the six months ended June 30, 1999.

 Direct Costs of Educational Services

   Direct costs of educational services consist of the salaries, benefits and direct expenses for personnel related to the Company's educational services. It also includes the direct expenses of delivering educational services. Direct costs of educational services increased 161% to $1.5 million for the six months ended June 30, 2000 from $569,000 for the six months ended June 30, 1999. Direct costs of educational services represented 5% of total net revenues for the six months ended June 30, 2000 and 8% of total net revenues for the six months ended June 30, 1999.

 Selling and Marketing Expenses

   Selling and marketing expenses consist of salaries, commissions, benefits and related expenses for personnel engaged in sales and marketing activities. It also includes public relations, trade shows, promotional expenses and other expenses directly related to sales and marketing. Selling and marketing expenses increased 648% to $7.7 million for the six months ended June 30, 2000 from $1.0 million for the six months ended June 30, 1999. This increase was primarily due to an increase in selling and marketing headcount, travel related expenses and an increase in direct expenses related to sales and marketing programs during the first six months of 2000. Selling and marketing expenses represented 25% of total net revenues for the six months ended June 30, 2000 and 14% of total net revenues for the six months ended June 30, 1999.

 General and Administrative Expenses

   General and administrative expenses consist of compensation, benefits, and related expenses for personnel engaged in executive and general management, recruiting, human resources, information technology, finance, administrative, and developing and maintaining the Company's service methodologies. It also includes expenses for recruiting, training, leasing and maintaining office space, professional fees and all other general corporate expenses. General and administrative expenses increased 364% to $10.5 million for the six months ended June 30, 2000 from $2.3 million for the six months ended June 30, 1999. This increase was due primarily to an increase in recruiting expenses and an increase in general and administrative headcount. General and administrative expenses represented 34% of total net revenues for the six months ended June 30, 2000 and 31% of total net revenues for the six months ended June 30, 1999.

 Compensation Expense Related to Stock Options and Warrants

   Compensation expense related to stock options and warrants consists of the non-cash compensation expense related to the granting of stock options and warrants. The Company has previously recorded deferred compensation expense of $9.5 million related to certain stock option grants. This deferred compensation expense is recognized based on the vesting of these stock options. Of the original $9.5 million of deferred compensation expense, $1.0 million was expensed in the first six months of 2000. During the six months ended June 30, 2000, the Company also recorded net compensation expense of $19,000 related to non-qualified options that are accounted for under variable plan accounting.

 Interest and Other Income

   Net interest and other income (expense) increased 886% to income of $2.2 million for the six months ended June 30, 2000 from income of $220,000 for the six months ended June 30, 1999. This change was primarily due to interest income related to the proceeds from the Company's initial public offering and payments received in connection with the settlement of litigation.

 Liquidity and Capital Resources

   Since inception, the Company has funded operations through the sale of equity securities, bank borrowings and lease financing arrangements.

   At June 30, 2000, the Company's cash and cash equivalents were $64.7 million. Working capital increased to $69.4 million at June 30, 2000 from $63.7 million at December 31, 1999. The increase was primarily due to net proceeds of $8.9 million received from the exercise of the underwriters' over-allotment option during January 2000. Based on the current business plan, the Company believes that its current cash will be sufficient to meet working capital and capital expenditure requirements at least through the next twelve months. However, there can be no assurance that the Company will not require additional financings within this time frame or that such additional financing, if needed, will be available on acceptable terms, if at all.

   Cash used in operating activities was $6.0 million for the six months ended June 30, 2000 as a result of the significant working capital requirements associated with the Company's growth. Cash provided by operating activities was $89,000 for the six months ended June 30, 1999. For the six months ended June 30, 2000 and 1999 the Company had capital expenditures of $3.2 million and $292,000, respectively.

   Cash provided by the exercise of stock options was $468,000 for the six months ended June 30, 2000 and $143,000 for the six months ended June 30, 1999. The Company's borrowings at June 30, 2000 consist of $353,000 due under equipment financing obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

   As of June 30, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair market value disclosure would be required under SFAS No. 107. All of the Company's investments are money market accounts or U.S. Treasury Bills with maturities of ninety days or less that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such instruments.

Primary Market Risk Exposures

   The Company's primary market risk exposure is in the area of interest rate risk. The Company's investment portfolio of cash and cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of the investments.

                           PART II--OTHER INFORMATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The annual meeting of shareholders of the Company was held in Cambridge, Massachusetts on May 23, 2000. Of the 19,331,282 shares of common stock outstanding on the record date, 13,525,490 were present by proxy. Those shares were voted on the matters before the meeting as follows:

     1. Election of Directors

                                                 For                                 Against
      Joseph L. Badaracco, Jr.                13,495,190                             30,300
      Joseph M. Bellini                       13,502,739                             22,751
      Paul R. Charron                         13,494,426                             31,064
      Gerard F. King, II                      13,284,065                             241,425
      Raymond J. Lane                         13,502,753                             22,737
      Ramanan Raghavendran                    13,495,190                             30,300

     2. To ratify appointment of Arthur Andersen, LLP as the Company's independent auditors for the current year.

                For                            Against                               Abstain
             13,523,638                         1,083                                  769

     3. To approve the C-bridge 2000 Stock Incentive Plan and the reservation of 6,000,000 shares thereunder.

         For                 Against                        Abstain                     Non-Vote
      10,167,723             2,830,000                        759                       527,008

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a). Exhibits

     10.1 Lease agreement dated May 11, 2000, by and between the Company and Arden Realty Limited Partnership relating to office space located at Howard Hughes Tower, 6701 Center Drive West, Los Angeles, California.

     10.2 Lease agreement dated June 15, 2000, by and between the Company and 125 Summer Street Cornerstone L.L.C. relating to office space located at 125 Summer St., Boston Massachusetts.

     27.1 Financial Data Schedule

   (b). Reports on form 8-K

     None to report.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          C-Bridge Internet Solutions, Inc.

Date: July 27, 2000                          /s/ Joseph M. Bellini
                                          By: _________________________________
                                                 Joseph M. Bellini,
                                               Chief Executive Officer

Date: July 27, 2000                          /s/ Richard O. Wester
                                          By: _________________________________
                                                 Richard O. Wester,
                                               Chief Financial Officer