Form 10-Q
period 2000-09-30
C BRIDGE INTERNET SOLUTIONS INC
filed 2000-11-13
CIK 1088570

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended September 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from       to

                       Commission File Number: 000-28185

                               ----------------

                       C-BRIDGE INTERNET SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 52-2001899
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

           219 Vassar Street,                            02139
        Cambridge, Massachusetts                       (Zip Code)
    (Address of principal executive
                offices)

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

   As of October 31, 2000, there were 21,117,673 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       C-BRIDGE INTERNET SOLUTIONS, INC.

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION:

 Item 1: Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 and
         December 31, 1999..............................................      3

         Consolidated Statements of Operations for the Three and Nine
          Months Ended September 30, 2000 and 1999......................      4

         Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2000 and 1999...................................      5

         Notes to Consolidated Financial Statements.....................    6-7

 Item 2: Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................   8-13

 Item 3: Quantitative and Qualitative Disclosures about Market Risk.....     14

PART II--OTHER INFORMATION:

 Item 1: Legal Proceedings..............................................     15

 Item 2: Changes in Securities and Use of Proceeds......................     15

 Item 6: Exhibits and Reports on Form 8-K...............................     15

 SIGNATURES..............................................................    16

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    September 30,  December 31,
                                                        2000           1999
                                                    -------------  ------------
                                                     (unaudited)
                      ASSETS
Current Assets:
  Cash and cash equivalents........................ $ 57,228,196   $ 65,312,334
  Accounts receivable, net of allowance of $448,983
   and $100,000, respectively......................    9,060,025      3,499,356
  Unbilled receivables.............................    9,777,729      1,792,133
  Other current assets.............................    2,836,898        584,794
                                                    ------------   ------------
    Total current assets...........................   78,902,848     71,188,617
                                                    ------------   ------------
Property and Equipment, at cost:
  Computer equipment...............................    5,726,317      1,812,637
  Furniture and fixtures...........................    1,614,838        208,003
  Computer software................................    1,496,727        965,433
  Leasehold improvements...........................    1,094,731         40,181
                                                    ------------   ------------
                                                       9,932,613      3,026,254
  Less--Accumulated depreciation and amortization..    2,027,571        682,536
                                                    ------------   ------------
                                                       7,905,042      2,343,718
                                                    ------------   ------------
Goodwill and other assets, net.....................   10,768,529      1,361,326
                                                    ------------   ------------
    Total assets................................... $ 97,576,419   $ 74,893,661
                                                    ============   ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of equipment loans and capital
   lease obligations............................... $    210,380   $    191,206
  Accounts payable.................................    3,676,563      2,018,741
  Accrued liabilities..............................    5,594,856      3,431,285
  Deferred revenue.................................    3,777,015      1,877,628
                                                    ------------   ------------
    Total current liabilities......................   13,258,814      7,518,860
                                                    ------------   ------------
Equipment Loans and Capital Lease Obligations, net
 of current portion................................      107,974        263,100
                                                    ------------   ------------
Stockholders' Equity:
  Preferred stock, $.01 par value--
   Authorized--5,000,000 shares
   Issued and outstanding--None....................          --             --
  Common stock, $.01 par value--
   Authorized--50,000,000 shares
   Issued--21,603,304 and 18,906,258 shares,
   respectively....................................      216,034        189,063
Additional paid-in capital.........................  100,541,472     82,394,326
Deferred compensation..............................   (4,049,531)    (5,107,259)
Accumulated deficit................................  (12,345,344)   (10,211,429)
Treasury stock, at cost--512,708 and 510,000
 shares, respectively..............................     (153,000)      (153,000)
                                                    ------------   ------------
    Total stockholders' equity.....................   84,209,631     67,111,701
                                                    ------------   ------------
    Total liabilities and stockholders' equity..... $ 97,576,419   $ 74,893,661
                                                    ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the Three Months Ended   For the Nine Months Ended
                          --------------------------- ---------------------------
                          September 30, September 30, September 30, September 30,
                              2000          1999          2000          1999
                          ------------- ------------- ------------- -------------
                                  (unaudited)          (unaudited)
Net Revenues:
  Professional
   services.............   $24,166,727   $ 5,137,845   $51,572,687   $11,342,538
  Educational services..     1,679,717     1,466,457     5,233,993     2,495,627
                           -----------   -----------   -----------   -----------
    Total net revenues..    25,846,444     6,604,302    56,806,680    13,838,165
                           -----------   -----------   -----------   -----------
Costs and Expenses:
  Direct costs of
   professional services
   (exclusive of noncash
   compensation expense
   presented below).....    11,641,667     2,921,054    25,405,923     6,456,562
  Direct costs of
   educational services
   (exclusive of noncash
   compensation expense
   presented below).....       933,571       573,776     2,416,259     1,142,283
  Selling and marketing
   (exclusive of noncash
   compensation expense
   presented below).....     5,410,013       852,491    13,124,888     1,884,550
  General and
   administrative
   (exclusive of noncash
   compensation expense
   presented below).....     8,450,881     2,451,763    18,971,946     4,720,717
  Amortization of
   acquired intangible
   assets...............       463,851           --        463,851           --
  Compensation expense
   related to stock
   options and
   warrants.............       578,048     2,327,332     1,597,342     2,752,079
                           -----------   -----------   -----------   -----------
    Total operating
     expenses...........    27,478,031     9,126,416    61,980,209    16,956,191
                           -----------   -----------   -----------   -----------
    Loss from
     operations.........    (1,631,587)   (2,522,114)   (5,173,529)   (3,118,026)
Interest Expense........       (14,535)      (36,543)      (49,262)     (165,367)
Interest Income.........       862,188           --      2,706,650           --
Other Income, net.......        20,194         3,713       382,226       352,685
                           -----------   -----------   -----------   -----------
    Net loss............   $  (763,740)  $(2,554,944)  $(2,133,915)  $(2,930,708)
                           ===========   ===========   ===========   ===========
Basic and Diluted Net
 Loss per Share (Note
 2).....................   $      (.04)  $      (.22)  $      (.11)  $      (.27)
                           ===========   ===========   ===========   ===========
Basic and Diluted
 Weighted Average Shares
 Outstanding............    20,941,514    11,407,496    20,026,521    10,713,089
                           ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Nine Months Ended
                                                    ---------------------------
                                                    September 30, September 30,
                                                        2000          1999
                                                    ------------- -------------
                                                     (unaudited)
Cash Flows from Operating Activities:
  Net loss.........................................  $(2,133,915)  $(2,930,708)
  Adjustments to reconcile net loss to net cash
   used in operating activities--
    Depreciation and amortization..................    1,808,885       281,568
    Noncash stock based compensation...............    1,597,342     2,752,079
    Repayment of debt by third party...............          --       (348,000)
  Changes in current assets and liabilities, net of
   acquisition
    Accounts receivable............................   (5,560,669)   (2,109,637)
    Unbilled receivables...........................   (7,985,596)   (1,223,001)
    Other current assets...........................   (2,252,104)      (57,098)
    Accounts payable...............................    1,657,822       181,334
    Accrued expenses...............................    2,163,571     1,403,183
    Deferred revenue...............................    1,899,387     1,222,924
                                                     -----------   -----------
      Net cash used in operating activities........   (8,805,277)     (827,356)
                                                     -----------   -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment..............   (6,906,359)     (526,951)
  Acquisition, net of cash acquired................   (2,156,334)          --
  Increase in other assets.........................     (594,042)          --
                                                     -----------   -----------
      Net cash used in investing activities........   (9,656,735)     (526,951)
                                                     -----------   -----------
Cash Flows from Financing Activities:
    Proceeds from the sale of common stock, net of
     issuance costs................................    9,093,173     2,000,000
    Repayments of line of credit, net of proceeds..          --       (927,650)
    Repayments of capital leases...................     (135,951)      (76,439)
    Repayments of amounts due to affiliates........          --        (11,610)
    Proceeds from exercise of stock options........    1,420,652       328,489
    Deferred financing costs.......................          --       (145,000)
                                                     -----------   -----------
      Net cash provided by financing activities....   10,377,874     1,167,790
                                                     -----------   -----------
Net Decrease in Cash and Cash Equivalents..........   (8,084,138)     (186,517)
Cash and Cash Equivalents, Beginning of Period.....   65,312,334       190,409
                                                     -----------   -----------
Cash and Cash Equivalents, End of Period...........  $57,228,196   $     3,892
                                                     ===========   ===========
Supplemental Disclosure of Noncash Financing
 Activities:
    Assets acquired under capital lease............  $       --    $    99,449
                                                     ===========   ===========
    Assets acquired in connection with outsourcing
     agreement.....................................  $       --    $   233,397
                                                     ===========   ===========
Supplemental Disclosure of Cash Flow Information:
    Cash paid during period for interest...........  $    45,680   $   145,169
                                                     ===========   ===========
    Cash paid during period for income taxes.......  $    53,234   $       --
                                                     ===========   ===========
Open Enterprise Corporation Acquisition:
  Cash paid........................................  $(2,580,022)  $       --
  Common stock issued..............................   (7,053,428)          --
  Fair value of assets acquired....................      659,215           --
  Fair value of vested options issued..............      (67,249)          --
  Liabilities assumed..............................     (235,527)          --
                                                     -----------   -----------
  Goodwill.........................................  $(9,277,011)  $       --
                                                     ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements included herein have been prepared by C-bridge Internet Solutions, Inc. and its subsidiaries (together, the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such condensed consolidated financial statements. Results of operations for the three and nine month periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2000 or for any future period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

2. NET LOSS PER SHARE

   Basic and diluted net loss per share are the same for all periods presented due to the Company's net losses for the three and nine month periods ended September 30, 2000 and 1999. Antidilutive securities, which consist of options and warrants to purchase common stock that are not included in the calculation of diluted net loss per share, were 7,437,810 and 7,529,566 as of September 30, 2000 and 1999, respectively.

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

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. The Company does not allocate operating expenses between its two reportable segments. Accordingly, the Company's measure of performance for each reportable segment is based on total net revenues and direct costs of services, which are reported separately in the accompanying consolidated statements of operations. The Company does not identify assets and liabilities by segment. Accordingly, identifiable assets, capital expenditures, and depreciation and amortization are not reported by segment.

   The Company has historically had clients that individually comprise greater than 10% of total net revenues. For the nine months ended September 30, 2000, two clients individually accounted for 15% and 13% of total net revenues, while for the nine months ended September 30, 1999 four clients individually accounted for 24%, 18%, 18%, and 12% of total net revenues.

4. ACQUISITION

   On July 5, 2000, the Company completed the acquisition of Open Enterprise Corporation (OEC). This acquisition was accounted for under the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, Business Combinations. In connection with the acquisition, the Company issued approximately 399,000 shares of common stock and paid approximately $2.6 million in exchange for all of the outstanding common stock of OEC. The Company recorded approximately $9.3 million of goodwill, which is being amortized over five years, and approximately $512,000 of deferred compensation expense for certain unvested stock options, which is being expensed based on the vesting of these stock options. OEC's operations prior to the acquisition were not material to the Company's.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5. LITIGATION

   On January 7, 2000, Jack W. Rizika, as Assignee of the Assignee for the Benefit of Creditors of Cambridge Technology Group, Inc. (CTG), brought suit in the Commonwealth of Massachusetts Superior Court for Middlesex County against the Company, John J. Donovan, and the Willingdon, Windsor, and Appleby Trusts, alleging that CTG had advanced approximately $2.1 million to C-Bridge in 1997 and 1998 and that before the Assignment for the Benefit of Creditors, CTG "had agreed to forgive this debt in its entirety for no consideration." Rizika asserted four causes of action against C-Bridge including a fraudulent transfer claim under the UFTA, a civil conspiracy claim, a claim for relief under Chapter 93A of Massachusetts' consumer protection statute, and a claim for an accounting. On May 12, 2000, C-Bridge filed a motion to dismiss the complaint. The motion to dismiss was denied and the parties are entering discovery.

6. SUBSEQUENT EVENT

   On November 3, 2000, the Company entered into a definitive agreement with BEKK Consulting A/S (Bekk) of Norway. Under the terms of the agreement, the Company will purchase all of Bekk's outstanding capital stock for approximately $13 million, with approximately $3.9 million to be paid in cash and the balance to be paid in common stock of the Company. The agreement also provides that up to an additional $4.3 million may be paid to Bekk on January 31, 2002, based upon it achieving certain revenue and profit targets during 2001. The aquisition will be accounted for under the purchase method of accounting. Bekk's current operations are not material to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

   This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934, as amended. Statements beginning with such words as "believes", "intends", "plans", and "expects" and similar expressions include forward-looking statements that are based on management's expectations given facts as currently known by management. Actual results may differ materially from those discussed in these forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described herein include, but are not limited to, the profitability of the Company's contracts, the Company's ability to retain existing clients and attract new clients, the Company's ability to hire, train, and retain qualified employees, the Company's ability to continue to develop effective sales and marketing capabilities, the Company's ability to keep pace with the Internet's rapid technological changes, evolving industry standards and changing client requirements, worldwide business use of the Internet, the growth in the number of web access devices per user, the occurrence of any failure of the Internet, the continued improvement of security on the Internet, general economic and industry conditions, as well as other factors noted in the Company's Registration Statement on Form S-1 dated December 16, 1999, as filed with the Securities and Exchange Commission and in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

Overview

   C-bridge Internet Solutions, Inc. (the "Company") is a full service provider of Internet-based solutions designed to help companies conduct eBusiness. The Company has experienced consistent revenue growth since its inception in October of 1996.

   The Company's revenues are derived primarily from providing Internet professional services and it anticipates that revenue growth will be driven primarily by the number and scope of its client engagements and by the growth of its professional services headcount. During the third quarter of 2000, the Company earned professional services revenues from 32 clients and three professional services clients accounted for approximately 39% of the Company's total net revenues. Revenues from any given client will vary from period to period; however, the Company expects that significant customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of the Company's services or terminates its relationship with the Company, revenues could decline substantially. In addition, the loss of any significant client could materially and adversely affect the Company's business and results of operations.

   The Company also generates revenues from providing educational services. In May 1999, the Company entered into an outsourcing agreement with one of its sales lead sources, CEE, to provide the operational aspects of their executive education seminars. The Company markets and sells its services through executive education seminars, indirectly with partners, and directly through its sales organization. A material portion of sales leads and revenues for 2000 and a majority of leads and revenues for 1999 have come through executive education seminars.

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

   For the quarter ended September 30, 2000, approximately 97% of professional services revenues were generated pursuant to time and materials contracts. Revenues from time and materials contracts are generally recognized as services are provided. Revenues generated pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues exclude reimbursable expenses charged to clients.

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

   At September 30, 2000, the Company had 665 employees.

Results of Operations Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

 Total Net Revenues

   Total net revenues increased 291% to $25.8 million for the quarter ended September 30, 2000 from $6.6 million for the quarter ended September 30, 1999.

 Professional Services Revenues

   Professional services revenues increased 370% to $24.2 million for the quarter ended September 30, 2000 from $5.1 million for the quarter ended September 30, 1999. This increase reflects the demand for Internet professional services and increases in both the size and number of the Company's client engagements. For the quarter ended September 30, 2000, professional services revenues from three clients totaled 39% of total net revenues, reflecting a decreasing but continued concentration of revenues from a small number of clients. Professional services revenues from four clients totaled 53% of total net revenues for the quarter ended September 30, 1999.

 Educational Services Revenues

   Educational services revenues increased 15% to $1.7 million for the quarter ended September 30, 2000 from $1.5 million for the quarter ended September 30, 1999. Educational services revenues represented 6% of total net revenues for the quarter ended September 30, 2000 and 22% of total net revenues for the quarter ended September 30, 1999.

 Direct Costs of Professional Services

   Direct costs of professional services consist primarily of the compensation and benefits of employees engaged in the delivery of professional services and of non-reimbursable project expenses related to client projects. Direct costs of professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. Direct costs of professional services increased 299% to $11.6 million for the quarter ended September 30, 2000 from $2.9 million for the quarter ended September 30, 1999. This increase was primarily due to the growth of professional services headcount and a general increase in wages for professional services employees. The Company increased its professional services headcount to 445 at September 30, 2000 from 119 at September 30, 1999. Direct costs of professional services represented 48% of professional services revenues and 45% of total net revenues for the quarter ended September 30, 2000 and 57% of professional services revenues and 44% of total net revenues for the quarter ended September 30, 1999.

 Direct Costs of Educational Services

   Direct costs of educational services consist of the salaries, benefits and direct expenses for personnel related to the Company's educational services. It also includes the direct expenses of delivering educational services. Direct costs of educational services increased 63% to $934,000 for the quarter ended September 30, 2000 from $574,000 for the quarter ended September 30, 1999. Direct costs of educational services represented 56% of educational services revenues and 4% of total net revenues for the quarter ended September 30, 2000 and 39% of educational services revenues and 9% of total net revenues for the quarter ended September 30, 1999.

 Selling and Marketing Expenses

   Selling and marketing expenses consist of salaries, commissions, benefits and related expenses for personnel engaged in sales and marketing activities. It also includes public relations, trade shows, promotional expenses and other expenses directly related to sales and marketing. Selling and marketing expenses increased 535% to $5.4 million for the quarter ended September 30, 2000 from $852,000 for the quarter ended September 30, 1999. This increase was primarily due to an increase in selling and marketing headcount, travel related expenses and an increase in direct expenses related to sales and marketing programs. Selling and marketing expenses represented 21% of total net revenues for the quarter ended September 30, 2000 and 13% of total net revenues for the quarter ended September 30, 1999. The Company expects selling and marketing expenses to increase in absolute dollars.

 General and Administrative Expenses

   General and administrative expenses consist of compensation, benefits, and related expenses for personnel engaged in executive and general management, recruiting, human resources, information technology, finance, administration, and development and maintenance of the Company's service methodologies. It also includes expenses for recruiting, training, leasing and maintaining office space, professional fees and all other general corporate expenses. General and administrative expenses increased 245% to $8.5 million for the quarter ended September 30, 2000 from $2.5 million for the quarter ended September 30, 1999. This increase was due primarily to an increase in recruiting and training expenses and an increase in general and administrative headcount. General and administrative expenses represented 33% of total net revenues for the quarter ended September 30, 2000 and 37% of total net revenues for the quarter ended September 30, 1999. The Company expects general and administrative expenses to increase in absolute dollars.

 Amortization of Acquired Intangible Assets

   Amortization of acquired intangible assets represents the amortization of goodwill recorded in connection with the Company's OEC acquisition. During the quarter ended September 30, 2000, the Company recorded approximately $9.3 million of goodwill related to the OEC acquisition, which is being amortized over five years.

 Compensation Expense Related to Stock Options and Warrants

   Compensation expense related to stock options and warrants consists of the non-cash compensation expense related to the granting of stock options and warrants. The Company previously recorded deferred compensation expense of $9.5 million related to certain stock option grants. During the quarter ended

September 30, 2000, the Company recorded an additional $512,000 of deferred compensation expense for certain stock option grants related to the OEC acquisition. Deferred compensation expense is recognized based on the vesting of these stock options. During the quarter ended September 30, 2000, the Company recorded approximately $578,000 of compensation expense related to stock options and warrants. This consisted of approximately $547,000 related to deferred compensation expense and approximately $31,000 related to non-qualified options that are accounted for under variable plan accounting. During the quarter ended September 30, 1999, the Company recorded approximately $2.3 million of compensation expense mainly related to the issuance of stock options and warrants.

 Interest and Other Income

   Net interest and other income was income of $868,000 for the quarter ended September 30, 2000 as compared to expense of $33,000 for the quarter ended September 30, 1999. This change was primarily due to interest income related to the proceeds from the Company's initial public offering.

 Provision for Income Taxes

   The Company had a net operating loss carryforward of $3.1 million at December 31, 1999, which may be used to offset future taxable income, if any. This carryforward is subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that may limit use of the carryforward in the event there are significant changes in ownership of the Company. The Company has not recognized any potential tax benefits, consisting primarily of the net operating loss carryforward, as it is more likely than not that these benefits will not be realizable in future years' tax returns.

Results of Operations Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

 Total Net Revenues

   Total net revenues increased 311% to $56.8 million for the nine months ended September 30, 2000 from $13.8 million for the nine months ended September 30, 1999.

 Professional Services Revenues

   Professional services revenues increased 355% to $51.6 million for the nine months ended September 30, 2000 from $11.3 million for the nine months ended September 30, 1999. This increase reflects the demand for Internet professional services and increases in both the size and number of the Company's client engagements. For the nine months ended September 30, 2000, professional services revenues from two clients totaled 28% of total net revenues, reflecting a decreasing but continued concentration of revenues from a small number of clients. Professional services revenues from three clients totaled 54% of total net revenues for the nine months ended September 30, 1999.

 Educational Services Revenues

   Educational services revenues increased 110% to $5.2 million for the nine months ended September 30, 2000 from $2.5 million for the nine months ended September 30, 1999. The increase in 2000 is due to the fact that the outsourcing arrangement with CEE started in May 1999. Accordingly, the nine months ended September 30, 1999 only includes five months of revenue, whereas the nine months ended September 30, 2000 includes nine months of revenue. Educational services revenues represented 9% of total net revenues for the nine months ended September 30, 2000 and 18% of total net revenues for the nine months ended September 30, 1999.

 Direct Costs of Professional Services

   Direct costs of professional services consist primarily of the compensation and benefits of employees engaged in the delivery of professional services and of non-reimbursable project expenses related to client projects. Direct costs of professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. Direct costs of professional services increased 293% to $25.4 million for the nine months ended September 30, 2000 from $6.5 million for the nine months ended September 30, 1999. This increase was primarily due to the growth of professional services headcount and a general increase in wages for professional services employees. The Company increased its professional services headcount to 445 at September 30, 2000 from 119 at September 30, 1999. Direct costs of professional services represented 49% of professional services revenues and 45% of total net revenues for the nine months ended September 30, 2000 and 57% of professional services revenues and 47% of total net revenues for the nine months ended September 30, 1999.

 Direct Costs of Educational Services

   Direct costs of educational services consist of the salaries, benefits and direct expenses for personnel related to the Company's educational services. It also includes the direct expenses of delivering educational services. Direct costs of educational services increased 112% to $2.4 million for the nine months ended September 30, 2000 from $1.1 million for the nine months ended September 30, 1999. Direct costs of educational services represented 46% of educational services revenues and 4% of total net revenues for the nine months ended September 30, 2000 and 46% of educational services revenues and 8% of total net revenues for the nine months ended September 30, 1999.

 Selling and Marketing Expenses

   Selling and marketing expenses consist of salaries, commissions, benefits and related expenses for personnel engaged in sales and marketing activities. It also includes public relations, trade shows, promotional expenses and other expenses directly related to sales and marketing. Selling and marketing expenses increased 596% to $13.1 million for the nine months ended September 30, 2000 from $1.9 million for the nine months ended September 30, 1999. This increase was primarily due to an increase in selling and marketing headcount, travel related expenses and an increase in direct expenses related to sales and marketing programs. Selling and marketing expenses represented 23% of total net revenues for the nine months ended September 30, 2000 and 14% of total net revenues for the nine months ended September 30, 1999. The Company expects selling and marketing expenses to increase in absolute dollars.

 General and Administrative Expenses

   General and administrative expenses consist of compensation, benefits, and related expenses for personnel engaged in executive and general management, recruiting, human resources, information technology, finance, administration, and development and maintenance of the Company's service methodologies. It also includes expenses for recruiting, training, leasing and maintaining office space, professional fees and all other general corporate expenses. General and administrative expenses increased 302% to $18.9 million for the nine months ended September 30, 2000 from $4.7 million for the nine months ended September 30, 1999. This increase was due primarily to an increase in recruiting and training expenses and an increase in general and administrative headcount. General and administrative expenses represented 33% of total net revenues for the nine months ended September 30, 2000 and 34% of total net revenues for the nine months ended September 30, 1999. The Company expects general and administrative expenses to increase in absolute dollars.

 Amortization of Acquired Intangible Assets

   Amortization of acquired intangible assets represents of the amortization of goodwill recorded in connection with the Company's OEC acquisition. During the quarter ended September 30, 2000, the Company recorded approximately $9.3 million of goodwill related to the OEC acquisition, which is being amortized over five years.

 Compensation Expense Related to Stock Options and Warrants

   Compensation expense related to stock options and warrants consists of the non-cash compensation expense related to the granting of stock options and warrants. The Company previously recorded deferred compensation expense of $9.5 million related to certain stock option grants. During the quarter ended September 30, 2000, the Company recorded an additional $512,000 of deferred compensation expense for certain unvested stock options related to the OEC Acquisition. During the nine months ended September 30, 2000, the Company recorded approximately $1.6 million of compensation expense related to stock options and warrants. This consisted of approximately $1.6 million related to deferred compensation expense and approximately $29,000 related to non-qualified options that are accounted for under variable plan accounting. During the nine months ended September 30, 1999, the Company recorded approximately $2.8 million of compensation expense mainly related to the issuance of stock options and warrants.

 Interest and Other Income

   Net interest and other income was income of $3.0 million for the nine months ended September 30, 2000 as compared to income of $187,000 for the nine months ended September 30, 1999. This change was primarily due to interest income related to the proceeds from the Company's initial public offering and payments received in connection with the settlement of litigation.

 Liquidity and Capital Resources

   Since inception, the Company has funded operations through the sale of equity securities, bank borrowings and lease financing arrangements.

   At September 30, 2000, the Company's cash and cash equivalents were $57.2 million. Working capital increased to $65.6 million at September 30, 2000 from $63.7 million at December 31, 1999. The increase was primarily due to net proceeds of $8.9 million received from the exercise of the underwriters' over-allotment option during January 2000, offsetting the Company's use of cash for operations for the nine month period. Based on the current business plan, the Company believes that its current cash will be sufficient to meet working capital and capital expenditure requirements at least through the next twelve months. However, there can be no assurance that the Company will not require additional financings within this time frame or that such additional financing, if needed, will be available on acceptable terms, if at all.

   Cash used in operating activities was $8.8 million for the nine months ended September 30, 2000 as a result of the significant working capital requirements associated with the Company's growth. Cash used in operating activities was $827,000 for the nine months ended September 30, 1999.

   For the nine months ended September 30, 2000 and 1999, the Company had capital expenditures of $6.9 million and $527,000, respectively. In addition, in July 2000, the Company used approximately $2.2 million in net cash for its acquisition of OEC. In connection with the OEC acquisition, the Company also issued approximately 399,000 shares of common stock.

   Cash provided by the exercise of stock options was $1.4 million for the nine months ended September 30, 2000 and $328,000 for the nine months ended September 30, 1999. The Company's borrowings at September 30, 2000 consist of $318,000 due under equipment financing obligations.

Recent Accounting Pronouncements

   The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, in December 1999. The Company has adopted this new accounting guidance for all periods presented. The adoption of the guidance provided in SAB No. 101 did not have a material impact on any period presented.

   In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No.
25. Interpretation No. 44 clarifies the application of APB No. 25 in certain situations, as defined. The adoption of Interpretation No. 44 effective July 1, 2000 had no effect on the Company's consolidated results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

   As of September 30, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair market value disclosure would be required under SFAS No. 133. All of the Company's investments are money market accounts or U.S. Treasury Bills with maturities of ninety days or less that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such instruments.

Primary Market Risk Exposures

   The Company's primary market risk exposure is in the area of interest rate risk. The Company's investment portfolio of cash and cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of the investments.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On January 7, 2000, Jack W. Rizika, as Assignee of the Assignee for the Benefit of Creditors of Cambridge Technology Group, Inc. (CTG), brought suit in the Commonwealth of Massachusetts Superior Court for Middlesex County against the Company, John J. Donovan, and the Willingdon, Windsor, and Appleby Trusts, alleging that CTG had advanced approximately $2.1 million to C-Bridge in 1997 and 1998 and that before the Assignment for the Benefit of Creditors, CTG "had agreed to forgive this debt in its entirety for no consideration." Rizika asserted four causes of action against C-Bridge including a fraudulent transfer claim under the UFTA, a civil conspiracy claim, a claim for relief under Chapter 93A of Massachusetts' consumer protection statute, and a claim for an accounting. On May 12, 2000, C-Bridge filed a motion to dismiss the complaint. The motion to dismiss was denied and the parties are entering discovery.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d). The total net proceeds to the Company from the initial public offering in December 1999 and the managing underwriters exercise of their over-allotment option in January 2000 were approximately $66.7 million.

     The Company has used, and continues to expect to use, the proceeds from the sale of stock for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisitions of businesses that are complimentary to the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a). Exhibits

     10.1 Lease agreement dated July 1, 2000 between the Company and Waterways
          Authority related to office space located at 207 Kent Street, Sydney, Australia.

     27.1 Financial Data Schedule

   (b). Reports on form 8-K

       None to report.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          C-Bridge Internet Solutions, Inc.

Date: November 13, 2000                   By: /s/ Joseph M. Bellini
                                              ---------------------------------
                                              Joseph M. Bellini,
                                              Chief Executive Officer


Date: November 13, 2000                   By: /s/ Richard O. Wester
                                              ---------------------------------
                                              Richard O. Wester,
                                              Chief Financial Officer