Form 10-K
period 2000-12-31
C BRIDGE INTERNET SOLUTIONS INC
filed 2001-04-02
CIK 1088570

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

                 For the fiscal year ended December 31, 2000,

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
         Common Stock, $.01 par value                           NASDAQ

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2001 was approximately $29,053,400.

  As of March 1, 2001, there were 21,974,929 shares of Common Stock of the registrant issued and 21,462,221 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain documents listed below have been incorporated by reference into the indicated part of this Form 10-K:

         Document Incorporated                                Part of 10-K
         ---------------------                                ------------
Registrant's Amendment No. 6 to Form S-1 Registration     Part I, Item 5
Statement, filed on December 16, 1999. (File #333-89069)

Proxy Statement for the 2001 Annual Meeting of            Part III, Items 10-13
Stockholders

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934, as amended. Statements in Item 1, Business, and
Item 7, Management's Discussion and Analysis of Operations and Financial Condition, of this filing, together with other statements beginning with such words as "believes", "intends", "plans", and "expects" and similar expressions include forward-looking statements that are based on management's expectations given facts as currently known by management. Actual results may differ materially from those discussed in these forward-looking statements. Factors that could cause our future results to differ materially from the expectations are described in this Annual Report under the Section Risk Factors and include, but are not limited to, the profitability of our contracts, our ability to retain existing clients and attract new clients, our ability to hire, train, and retain qualified employees, our ability to continue to develop effective sales and marketing capabilities, our ability to keep pace with the Internet's rapid technological changes, evolving industry standards and changing client requirements, worldwide business use of the Internet, the growth in the number of web access devices per user, the occurrence of any failure of the Internet, the continued improvement of security on the Internet, and general economic and industry conditions.

                                    PART 1

ITEM 1. BUSINESS

General

  C-bridge Internet Solutions, Inc. is a full service provider of business and technical architecture solutions designed to help companies conduct eBusiness. We add value to our clients by incorporating our expertise in business issue diagnosis and resolution, and business and technology strategy development into advanced Internet applications and eBusiness solutions. Additionally, through the C-bridge Institute, we offer clients executive education services on topics relevant to senior executives' efforts to successfully develop and implement Internet technologies and eBusiness strategies.

  While we will continue to design, build and implement end-to-end Internet-based solutions tailored to a client's specifications, we are concentrating our efforts on enhancing the skills and developing products to offer our clients as a Vertical Solutions Provider. Many companies want to leverage the significant investments they have made in applications developed by scale providers like Oracle and SAP. As a Vertical Solutions Provider, we will offer these companies workflows and products customized for their industry that will add functionality to, and can be seamlessly integrated with, the clients' existing business procedures and application architectures.

  We have reorganized our Strategy, Delivery, Industry Marketing and Sales personnel into three business units that correspond to the main types of businesses for which we will customize vertical products and solutions: Asset Intensive, Material Intensive, and Service Intensive. Each business unit will develop workflows and products for the corresponding industry type. Professionals from each business unit will integrate the products chosen by a client with the client's existing solution.

Industry Background and Market Opportunity

  Over the past several years, acceptance of the Internet as a platform to conduct business has continued at an increasingly rapid pace. As a technology, Internet standards have been incorporated into almost all modern software applications. Companies in all industries are now using efficient and low-cost Internet technologies to replace or enhance legacy systems and to develop new methods of streamlining operations and serving customers.

  Despite the wide-spread acceptance of the Internet as a channel through which companies can interact with their customers and with other businesses, demand for the services of eBusiness solutions providers decreased significantly in the second half of 2000. We believe this decline is the result of several factors, including:

  . A general slowdown in overall technology spending.

  . A shift by businesses away from completely customized solutions towards greater use of solutions built upon pre-packaged software components. Initially, Internet-based systems were typically customized software applications that required thousands of hours of custom coding. As acceptance of Internet standards has grown, so has the use and sophistication of pre-packaged software components, reducing the need to custom make many elements of a typical Internet- based solution.

  . Increasing competition. Although demand for eBusiness services declined, new competitors, both domestically and internationally, continued to enter the market, resulting in more service providers competing to serve decreasing demand.

  . Demise of "dot.com" clients. Internet companies represented a significant portion of the demand for eBusiness services. As more and more Internet companies go out of business, the demand for eBusiness services declines accordingly.

The result of these factors was a marked decline in the pace of growth of demand for our services in the second half of the year.

  In response to these changes, we have identified new market opportunities created by the growing acceptance of pre-packaged software components. We expect future eBusiness solution development efforts will be characterized by the integration of pre-packaged software components into coherent systems. We believe there is strong market demand for eBusiness solution providers with subject matter experience in particular vertical industry segments and expertise in working with the dominant software component packages used in that vertical industry segment. We refer to such providers as "vertical solution providers" or "VSP's".

The C-bridge iSolution

  We design and implement sophisticated eBusiness solutions to help our clients develop intelligent business strategies, drive incremental sales volume, reduce costs and accelerate business transactions, both internally with employees and externally with vendors, suppliers and customers. We call the complement of eBusiness services that we offer "iSolutions." An iSolution is a combination of a business strategy, a workflow template and a technical architecture. The key elements of our iSolutions are:

  --Integrated Internet strategy, technology and systems architecture design. We provide a comprehensive set of integrated services designed to implement sophisticated eBusiness solutions. These services include strategic consulting, design of systems architectures and end-user interfaces, and creation and customization of software. We work with our clients to analyze their business needs, design an appropriate technology and systems architecture and implement an effective eBusiness solution. Our services help our clients evaluate their strategies and transform their businesses to take advantage of the Internet. Our integrated approach also reduces miscommunications and delays that can occur when the design, customization and implementation of a solution are handled by multiple service providers.

  --High value-added eBusiness solutions which can be quickly developed and deployed. Our goal is to enable our clients to improve their overall business practices by providing robust eBusiness solutions that can increase sales, improve operational efficiencies and create or enhance business identities. Our application assembly, development services and systems integration services employ the latest in Internet technologies. Our clients benefit not only from time and cost savings, but also from robust and scalable solutions that can be implemented quickly and seamlessly. Our completed iSolutions are used as benchmarks during both the diagnosis and delivery development stages of future iSolutions, improving both the speed of delivery and quality of our solutions.

  --eBusiness solutions that combine strategic industry and business domain expertise. Through our experience designing, developing, implementing and managing eBusiness solutions for our clients, we have developed valuable intellectual capital and expertise in specific industries. This experience helps us to better understand the business processes and competitive positions of our clients and to create iSolutions that are best suited to their needs. This industry-specific expertise will form the basis for our vertical solutions.

  --eBusiness solutions that place a premium on flexibility. Because each of the components of an iSolution continues to evolve over time, an iSolution by definition is an environment rather than a traditional application. An iSolution is designed to be flexible so it can adapt as competition dictates moves in strategy, as new ideas emerge around best in class workflows and as new products and technologies are introduced. An iSolution is also capable of being integrated with all of a client's existing systems as, in most cases, a strategic Internet solution must be integrated with legacy systems.

Strategy

  Our goal is to become the leading provider of eBusiness services to Global 1000 companies. To achieve this objective, we are pursuing the following strategies:

  --Continue to develop ourselves as a Vertical Solution Provider. As vertical solution provider, C-bridge will offer a combination of workflows (iSolutions), xml business services, message based architectures and third party components that function as an integrated solution.

  --Continue to develop our workflows (iSolutions) as vertical products. In response to the shift in market demand away from completely customized solutions towards greater use of solutions built upon pre-packaged software components, we are concentrating our efforts on developing our iSolutions services into vertical products that can be integrated with software components developed by others and will enhance our clients' existing applications.

  We plan to productize iSolutions that address the challenges faced by three main types of businesses: Asset Intensive, Material Intensive, and Service
Intensive:

  . Asset Intensive: We characterize companies that deal in commodities such as food, textiles, oil & gas, pharmaceuticals, and metals as "Asset Intensive" companies. Asset Intensive companies typically derive the most benefit from eBusiness solutions that analyze market demand and provide the ability to increase asset utilization rates.

  . Material Intensive: Material intensive companies that deal in high tech, automotive, and industrial products are primarily concerned with coordinating assembly production schedules to meet changing levels of demand and reducing material costs. Material Intensive companies require eBusiness solutions that give them the ability to manage assembly coordination and integrate demand requirements with material and production capacity planning.

  . Service Intensive: Service Intensive companies in the finance, insurance, and healthcare industries generally seek efficient ways to handle customer relationship management ("CRM"), transaction processing, and changing compliance and regulatory environments.

  We have created and staffed the role of Vice President of Product Management to assist with the "productization" of the iSolutions component of our service offerings. We have also reorganized our Strategy, Delivery, Industry Marketing and Sales personnel into three business units which will concentrate on developing vertical products and solutions for the three types of businesses described above. The heads of the three business units will report to our newly formed Leadership Council, chaired by Mark Cosway, President. Seven other top C-bridge executives will sit on the Leadership Council, including our Chief Executive Officer, Joe Bellini and Richard Putz, our Chief Financial Officer and Executive Vice President, Worldwide Industries. The Leadership

Council will also oversee three new strategic service units, centered in the Eastern, Central, and Western United States, which will support the new business units in generating sales leads and managing delivery of projects.

  --Develop and expand client relationships. We establish strong ties with our clients' senior management by assisting them in addressing their strategic business challenges. By educating executives at the C-bridge Institute on the value of Internet strategies for their businesses, we hope to expand the scope and length of current projects and to enter into additional projects including additional Internet strategy consulting, design, systems engineering and application development services.

  --Capture and disseminate reusable knowledge and best practices. Our employees have developed a broad base of knowledge and best practices. We intend to continue to capture this knowledge and these best practices in forms that can be disseminated throughout our business, and to expand these capabilities where appropriate through acquisitions and external hiring. We have established a library of reusable software objects, templates and horizontal business solutions from previous client engagements which grows as projects are completed. Using reusable solution components reduces the learning curve on new engagements, improves efficiency of implementation and reduces project delivery times.

Methodology and Services

  We have developed a fully integrated services methodology, Profit Life Cycle Management, to assist companies in the ongoing process of expanding and improving their businesses through technology. This methodology enables a business to create value as it progresses from each development phase to the next, assisting the company in becoming a leader in its business and creating a workable business design that enhances its bottom line. The Profit Life Cycle Management methodology provides companies with eBusiness solutions and services that enable the different parts of an organization to synchronize their efforts in order to realize benefits for the organization as a whole, to focus on global rather than local performance, to understand the patterns and frameworks that help managers succeed and to use the Internet to achieve the company's goals.

                              Program Management

  Our Program Management services include a set of planned activities conducted over the duration of our engagement and associated deliverables. The primary focus of Program Management is on the successful implementation of an iSolution and resulting realization of business value. Throughout an engagement, we work with a team of key representatives from the client to ensure a smooth implementation process. A client engagement team identifies the benefits of an iSolution, assesses the project risks, assesses communication and training needs and develops a rollout schedule for the iSolution. These activities are accomplished using a set of customizable tools tailored to the client's specific situation. Working with the client, we synthesize all of this information into a Program Management plan. This plan details our comprehensive approach to adding value to the client's business and is used throughout the diagnosis and delivery development phases of an iSolution.

                                   Education

  Through our C-bridge Institute, we offer executive education classes and workshops to our clients' executives, managers and staff throughout the life cycle of a client relationship. We offer a broad selection of programs ranging from executive education programs addressing business strategy and technology to management education programs on business processes, best practices, technology transfer and employee Internet skills. Through these educational services, we empower our client base to drive the organizational, business process and technological changes required to succeed in a highly competitive marketplace.

  In 1999 and 2000, we presented executive education seminars jointly with Cambridge Executive Enterprises ("CEE") pursuant to an outsourcing agreement. We are in discussions with CEE concerning the termination or modification of the CEE contract. We intend to cancel this contract as soon as agreed terms for its cancellation are reached. We also expect to generate new sales leads through executive education seminars that we will sponsor featuring Dr. Eli Goldratt, author of the best-selling business management texts Necessary but not Sufficient, The Goal, It's not Luck and Critical Chain. We will sponsor several seminars featuring Dr. Goldratt. We have also launched a series of industry-based executive education seminars featuring speakers such as Raymond Lane, for 2001.

                                   Strategy

  Our diagnosis services improve clients' understanding of the power and potential of eBusiness solutions. Clients can choose a combination of the following services based on their particular needs.

  --Internet strategy analysis. Internet strategy analysis is a two-to-four week engagement in which we work with a client to determine how to best incorporate Internet technologies into their business strategies in four different areas: business to business, business to consumer, device to device and marketing and branding.

  --Business value analysis. Business value analysis is a two-to-four week engagement in which we help a client identify and quantify prominent business opportunities where the client can use the Internet to gain a competitive advantage and realize business value.

  --Internet architecture assessment. An Internet architecture assessment is a three-to-five week engagement in which we help a client evaluate its current architecture capabilities.

  --Internet visioning session. Throughout the diagnosis phase, we work with clients to explore and create a vision of how the client's Internet strategy will result in measurable business value. By using Internet-standard prototyping tools and methods, we can quickly assemble an Internet vision application suitable for executive presentation. The Internet vision application serves as a shared vision of what a client can achieve using Internet technologies and increases the client's confidence in moving forward.

                                   Delivery

  We use a proven methodology, standard design patterns and reusable software components to assemble our solutions, increase reliability and product quality, reduce costs and deliver solutions with functionality and scalability. Our processes are designed to be integrated with all of a client's existing or legacy systems, including systems that include components which are not based on Internet standards. We combine legacy systems and commercial off-the-shelf software within a robust application framework that responds easily to changing business and technological requirements and can be delivered to the client quickly. Application development efforts are based on well-defined specifications and release schedules are aligned with business priorities.

  --The define phase. During the define phase, we work with the client to identify the business requirements and processes to be supported by the new application, which are laid out in the initial specification and scope of work. We use object-oriented analysis techniques and intensive workshop sessions to help gather input and ensure effective interaction with client project personnel.

  --The design phase. During the design phase we create the technical blueprint for the new application in order to avoid costly defects during programming. We deliver object models, technical design specifications, a detailed user interface design, working components that demonstrate the viability of the new systems infrastructure, a systems test plan and a refined project plan to the client.

  --The development phase. During the development phase, we code, assemble and test the application. We use established software engineering techniques, team-based development tools, frequent checkpoints and traditional code reviews to ensure effective collaboration among the team members and the high quality of the application.

  --The deployment phase. During the deployment phase, we implement the application in areas such as education, documentation, release management and systems administration. Our goal during this phase is to provide whatever support is necessary to allow clients to start realizing tangible business benefits from the new application quickly and efficiently.

  --Subsequent releases and enhancements. Project plans often provide for incremental application releases to provide clients with an early return on their investment and lessen the burden of change management associated with implementing the new applications. The project team completes multiple delivery cycles until the overall goals of the client engagement are achieved.

                                Risk Management

  The objective of our Risk Management Practice is to provide an independent view of a project's actual progress in terms of schedule, staffing and deliverables, and to identify those constraints, issues or risks which could threaten a project's success. A risk management team is assigned to major projects and acts independently of the project delivery team. The risk management team makes recommendations for issue resolution or risk mitigation. Additionally, risk management checks provide an opportunity to channel input, or escalate issues, to several of our work groups, such as senior management, development and account management.

                              Technology Transfer

  Our technology transfer services focus on transferring the requisite Internet know-how to the client. It typically takes up to one year to educate a client's internal staff of IT professionals about the latest Internet technologies, standards, platforms and methods. By combining the development of a iSolution with this service, we are usually able to complete a technology transfer to the client's in-house IT organization within six months. As part of this service, we license to the client the design patterns and frameworks associated with the client's iSolution.

                              Systems Management

  Once an iSolution has been deployed, in many cases we provide the client with additional support in managing the new environment as they complete the technology transfer program. A client may also elect to have us manage the entire system, allowing the client to focus on its core competencies.

Sales and Marketing

  As of March 15, 2001, we employed 76 sales and marketing professionals. Our sales and marketing professionals are located in our headquarters in Cambridge, Massachusetts, at our domestic locations in Atlanta, Chicago, Dallas/Ft. Worth, Detroit, Los Angeles, New York, and San Francisco, and at our international locations in Toronto, Canada; London, England; Stockholm, Sweden; and Melbourne, Australia. We believe that regional sales offices allow us to develop a strong market presence and strengthen customer loyalty. Our sales professionals evaluate prospective clients, target qualified prospects and secure new client engagements.

  We create demand for our solutions and services through our domestic and international sales force and through relationships developed at the C-bridge Institute. Our marketing strategy is to demonstrate to our potential clients, through programs at the C-bridge Institute and otherwise, the competitive advantages they can gain by using Internet technologies and strategies, and our expertise and success in developing, implementing and managing iSolutions. We have retained an outside public relations and advertising firm to assist us with our marketing efforts on a company-wide basis.

Clients

  We market our services primarily to Global 1000 companies from a range of industries that we believe can benefit from Internet technologies and strategies, including retail and distribution, banking, finance, insurance, manufacturing, utilities and telecommunications. Set forth below is a partial list of the clients to whom we provided services in 2000 that we believe is representative of our overall client base:


  . Asset Intensive: Air Liquide, Chevron, CIENA Corporation, Firmenich;

  . Material Intensive: Agilent, Seagate;

  . Services Intensive: Companion Technologies, Economical Insurance Group,
    Frost Bank, GMAC.

  Three of our professional services clients, Chevron, Seagate, and Firmenich, accounted for 15%, 15% and 11%, respectively, of our total net revenues for 2000. In 1999, our professional services clients Chevron, Allmerica and USWest accounted for 23%, 12% and 10%, respectively, of our total net revenues and one educational services client, CEE, accounted for 17% of our total net revenues. In 1998, our professional services clients Chevron, Johnstone Supply and Toyota accounted for 25%, 16% and 10%, respectively, of our total net revenues.

Competition

  The market for Internet professional services matured in 2000 as many new competitors entered the market and the traditional "Big 5" consulting companies increased their participation in the market. The market is characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by C-bridge. In many cases, we also compete with the in-house technical staff of prospective clients. We believe that competition will intensify in the foreseeable future.

  We compete on the basis of a number of factors, including:

  . integrated strategy, technology and architectural design services;

  . architectural design and systems engineering expertise;

  . technological innovation;

  . quality, pricing and speed of service delivery;

  . understanding of clients' strategies and needs;

  . client references; and

  . vertical industry knowledge.

Employees

  As of March 15, 2001, we had a total of 501 employees, of which 311 were assigned to professional services, 20 were assigned to educational services, 76 were assigned to sales and marketing and 94 were assigned to general and administration.

  Generally, our employees are retained on an at-will basis. None of our employees are represented by a labor union. We have never experienced any work stoppages and we consider our relations with our employees are good. All of our employees are required to sign confidentiality and assignment of invention agreements. Key employees are also required to sign non-competition and non-solicitation agreements.

Properties

  Our headquarters are located in Cambridge, Massachusetts, and consist of 28,159 square feet of leased space, the lease for which expires in 2004. We also lease office space under long-term leases (more than one year) in El Segundo, Los Angeles and San Francisco, California; Boston, Massachusetts; Southfield, Michigan; New York City, New York; Sydney and Melbourne Australia; Oslo, Norway; and London, United Kingdom. We also lease office space on a temporary basis (under one year) as required. We do not own any real property. We do not consider any specific leased location to be material to our operations and we believe that equally suitable alternative locations are available in all areas where we currently do business.

                                 RISK FACTORS

  These are not the only risks and uncertainties we face. The following important factors, among others, could adversely impact our business, operating results, financial condition and cash flows. These factors could cause our actual results to differ materially from those projected in any forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

Our limited operating history makes it difficult to evaluate our business and our potential for future success.

  We were incorporated in October 1996 and have only a limited operating history on which you can evaluate our business and prospects. You must consider our business and prospects in light of the risks and uncertainties frequently encountered by early-stage companies. These risks are intensified by the fact that the market in which we operate, the market for Internet professional services, is new and rapidly evolving. If we do not successfully address these risks and uncertainties, our business will not be successful and the value of your investment in C-bridge will decline.

We had an accumulated deficit of $14.1 million as of December 31, 2000, and we expect to continue to incur operating losses for the foreseeable future.

  We have had substantial losses since our inception and our operating losses may continue and even increase in the future. We cannot assure you that we will ever become or remain profitable. Although our annual revenues have grown each year, we may not be able to sustain our historical growth rates. If our revenues fail to grow at anticipated rates or our operating expenses increase without a commensurate increase in our revenues, our financial condition will be adversely affected. If we fail to become or remain profitable, the trading price of our common stock would likely decline.

Our results of operations may fluctuate from quarter to quarter, and, as a result, we may fail to meet the expectations of our investors and analysts, which could cause our stock price to fluctuate or decline.

  Our revenues and results of operations have fluctuated significantly in the past and could fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

  .demand for our services;

  .our ability to attract and retain clients;

  .our ability to attract, retain and motivate qualified personnel;

  .the number, timing and significance of new services introduced by our competitors;

  .our ability to develop, market and introduce new and enhanced services on a timely basis;

  .the level of service and price competition;

  .changes in operating expenses; and

  .changes in the mix of services offered.

  Because a substantial portion of our operating expense is fixed, including expenses related to personnel costs, marketing programs and overhead, any of the factors listed above could cause significant variations in our operating results. As a result of the foregoing factors and the other risks discussed in this Annual Report, you should not rely on period-to-period comparisons of our results of operations as an indication of future performance. If our revenues do not meet our expectations, or we have a greater than expected loss for any quarter, our results of operations could be materially and adversely affected. If our results of operations are below the expectations of public market analysts and investors, the market price of our common stock is likely to fall.

Our revenues could be significantly reduced by the loss of a major client or project.

  Historically, we have generated a significant portion of our revenue from a limited number of clients. As a result, if we lose a major client or large project, our revenues could be materially and adversely affected. In 2000, our three largest clients, Chevron, Seagate and Firmenich, accounted for approximately 41% of our total net revenues. In 1999, our four largest clients, Chevron, AllAmerica, USWest and CEE, accounted for approximately 62% of our total net revenues. If we lose any major clients or any of our clients cancel or significantly reduce the scope of a large project, our results of operations and financial condition could be materially and adversely affected. We generally expect the size of our engagements to grow, resulting in our continued dependence on significant clients.

Our revenues are difficult to predict because they are primarily generated on a project-by-project basis and our projects can be canceled on short notice without penalty.

  Our clients generally retain us on a project-by-project basis, rather than under long-term contracts. These projects vary in size, scope and duration. Most of our clients can reduce or cancel their contracts with little or no notice and without penalty. A client that accounts for a significant portion of our revenues in a particular period may not account for a similar portion of our revenues in future periods. A client may or may not engage us for further services once a project is completed, As a result, our revenues are not recurring from period to period, which makes them more difficult to predict. If a significant client, or a number of clients, terminate, significantly reduce or modify their contracts with us, our results of operations would be materially and adversely affected. When a client postpones, modifies or cancels a project, we must reassign our consultants to other projects to minimize the adverse impact on our operating results. We cannot assure you that we will be successful in efficiently reassigning our consultants to new projects in the event of project terminations.

The market price for our common stock may fluctuate widely.

  The trading price for our common stock has been and may continue to be highly volatile. The market price of our common stock could fluctuate substantially due to factors, many of which are beyond our control, including:

  . actual or anticipated variations in our quarterly results of operations;

  . additions or departures of key personnel;

  . announcements of technological innovations, acquisitions, new products or new services by us or our competitors;

  . changes in earnings estimates or recommendations by securities analysts;

  . changes in business or regulatory conditions affecting us;

  . changes in the market valuations of other Internet or Internet professional services companies;

  . trading of our common stock; and

  . general market conditions.

  In addition, the stock prices for many Internet and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

Loss of the services of our key personnel could adversely affect our business.

  Our success depends on the performance of our senior management and other key employees. The loss of the services of these individuals could have a material and adverse effect on our business and results of operations. We cannot assure you that we will be able to replace any of our senior managers or key employees if their services become unavailable.

Our ability to hire, train and retain qualified employees is crucial to our ability to compete effectively.

  Our success depends on our ability to hire, train, motivate, retain and successfully manage employees with skills related to the Internet and its rapidly changing technologies. Because of the recent and rapid growth of the Internet, there is a significant shortage of professionals who are qualified to perform the services we offer. Competition for the services of these professionals is intense, which makes hiring, training, motivating and retaining such personnel time-consuming and expensive. Our failure to attract and retain qualified employees could impair our ability to complete existing projects and bid for new projects.

  We cannot assure you that we will be able to enforce the non-competition agreements to which our key employees are subject. As a result, our employees may leave us and work for our competitors or start new companies that compete with us.

We must keep pace with rapid technological changes, evolving industry standards and changing client requirements.

  Our success will depend, in part, on our ability to keep pace with:

  . rapidly changing technology;

  . evolving industry standards and practices;

  . frequent new service and product introductions and enhancements; and

  . changing user and client requirements and preferences.

  Any delay or failure on our part in responding quickly, cost-effectively and sufficiently to these developments could render our existing products and services obsolete and have a material and adverse effect on our business, financial condition and results of operations. We may have to incur substantial expenditures to modify or adapt our services or infrastructure to respond to the widespread adoption of new Internet or other technologies. We must stay abreast of cutting-edge technological developments to ensure that our services remain competitive.

We face intense competition and may lose projects to our competitors.

  While the market for Internet professional services is relatively new, it is already highly competitive and we believe that competition will intensify and increase in the future. The market is characterized by an increasing number of entrants that have introduced or developed services similar to those offered by us. In many cases we also compete with the in-house technical staff of our prospective clients. Our competitors can be divided into several groups:

  . Internet service firms, such as Proxicom, Razorfish, Scient, and Viant;

  . Systems integrators, such as Accenture, Cambridge Technology Partners,
    Cap Gemini, EDS, and Sapient.

  . Management consulting firms, such as Bain, Booz-Allen & Hamilton, Boston
    Consulting Group and McKinsey;

  . Computer hardware and service vendors, such as Compaq, DEC, Hewlett-
    Packard and IBM; and

  . Advertising agencies, such as Bates, DDB Needham, Grey Advertising,
    McCann-Erickson and Ogilvy & Mather.

  Many of these companies have longer operating histories and client relationships, greater financial, technical, marketing and managerial resources, larger client bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs. Existing or future competitors may develop or offer Internet professional services that provide significant technological, creative, performance, price or other advantages over the services we offer.

The barriers to enter our business are low.

  There are relatively low barriers to entry into our business. We have no patented or other proprietary technology that would preclude or inhibit competitors from entering the Internet professional services market. Our competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies. The costs to develop and provide Internet professional services are low. As a result, we expect to continue to face additional competition from new entrants into our market, including companies formed by our former employees.

We may not be able to protect our intellectual property rights, which could adversely affect our business.

  Our business depends, in part, on our intellectual property rights and our ability to protect these rights. We do not have any patents or patent applications pending. Existing trade secret and copyright laws afford us only limited protection. Third parties may attempt to disclose, obtain or use our solutions or technologies. This is particularly true in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. We cannot assure you that we will be able to prevent infringement or detect misappropriation of our intellectual property. The failure to protect our intellectual property could materially and adversely affect our business, financial condition and results of operations.

  Third parties may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. If that happens, we may need to license these technologies; however, we cannot assure you that we would be able to obtain licenses for this technology on reasonable terms, if at all.

  Although we believe that our intellectual property rights do not infringe on the intellectual property rights of others, third parties may assert or prosecute infringement claims against us. If we are unsuccessful in any future intellectual property litigation we may be forced to do one or more of the following:

  . cease selling or using technology or services that incorporate the challenged intellectual property;

  . obtain a license, which may not be available on reasonable terms or at all, to use the relevant technology;

  . reconfigure our services to avoid infringement; and

  . refund license fees or other payments that we have previously received.

  Generally, we develop intellectual property, including software applications, for specific client engagements. Issues relating to ownership of and rights to use this intellectual property can be complicated. We may become involved in disputes that affect our ability to resell or reuse this intellectual property. We generally indemnify our clients against any third-party intellectual property claims. The award of one or more large claims for damages against us or for which we have indemnified clients could adversely affect our results of operations and financial condition.

Our failure to meet client expectations or deliver error-free services could result in losses and negative publicity.

  We create, implement and maintain eBusiness solutions that are often critical to our clients' businesses. Any defects or errors in these applications or a failure to meet client expectations could result in:

  . delayed or lost revenues due to adverse client reaction;

  . the provision of additional services to a client at no charge;

  . negative publicity regarding us and our services, which could adversely affect our ability to attract or retain clients; and

  . claims for substantial damages against us, regardless of our responsibility for any damages.

  Our contracts typically contain provisions intended to limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients. However, we cannot assure you that these contractual provisions will protect us from liability for damages. Any claims asserted against us could exceed the level of our insurance. We cannot assure you that the insurance we carry will continue to be available on commercially reasonable terms, or at all. In addition, our insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could materially and adversely affect our financial condition.

We may need additional financing to remain competitive.

  Although we believe that we have sufficient funds for working capital, we may need to raise additional funds in the future if we:

  . decide to expand faster than planned;

  . develop new or enhanced services or products ahead of schedule;

  . need to respond to competitive pressures; or

  . decide to acquire complementary products, businesses or technologies.

  Our ability to obtain additional financing will be subject to a number of factors, including market conditions and our operating performance. We cannot assure you that we will be able to raise additional funds on terms acceptable to us, or at all. If we raise additional funds through the sale of equity or convertible debt securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing on terms acceptable to us could materially and adversely effect our financial condition.

Our international expansion plans may not succeed.

  A key element of our strategy is to expand our operations into international markets. We currently have professionals operating in London, England, Oslo, Norway, Stockholm, Sweden, Geneva, Switzerland, Melbourne, Australia and Hong Kong. We may have difficulty in managing our international operations because of distance, as well as language and cultural differences. We cannot assure you that we will be able to market and deliver our services successfully in foreign markets.

  Other risks related to our international operations include:

  . fluctuations in currency exchange rates and the conversion to the euro by all members of the European Union by year-end 2003;

  . difficulties arising from staffing and managing foreign operations;

  . longer payment cycles and problems in collecting accounts receivable;

  . reduced protection for intellectual property rights in certain countries;

  . restrictions on the import and export of sensitive U.S. technologies, such as data security and encryption technologies that we may wish to use in solutions we develop for foreign customers;

  . legal and regulatory requirements of different countries, such as differing tax or labor laws; and

  . potential political and economic instability.

If any of these risks materialize, we may have difficulty in managing our international operations and expansion.

We must maintain and enhance our brand to remain competitive.

  We believe that establishing and maintaining a good reputation and name recognition is critical for attracting and expanding our targeted client base. We also believe that the importance of reputation and name recognition will increase due to the growing number of Internet professional service providers. Promotion and enhancement of our name will largely depend on our ability to provide high quality, reliable solutions to our clients in a cost-effective and timely manner. If we are unable to strengthen our brand, our business could be materially and adversely affected.

Our business is dependent on the continued growth in use of the Internet and of the market for Internet professional services.

  We have derived most of our revenue from projects involving the Internet. Our business will be adversely affected if use of the Internet and the market for Internet professional services do not continue to develop or develop more slowly than expected. Internet usage may be inhibited for a number of reasons, including:

  . inadequate Internet infrastructure;

  . security concerns;

  . inconsistent quality of service; or

  . unavailability of cost-effective, high-speed access services.

  Our market is relatively new and evolving rapidly. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. Our future success will depend, in part, upon our ability to provide services that are accepted by our existing and future clients as an integral part of their business model.

  If use of the Internet grows, the Internet infrastructure may not be able to support the demands placed on it and the performance and reliability of the Internet may decline. Many web sites, including those of our clients, have experienced a variety of interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, use of the Internet could grow more slowly than anticipated or decline.

Future acquisitions or investments could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.

  In 2000, we acquired Open Enterprise Corporation. We anticipate that we will continue to expand our operations by acquiring existing businesses, as well as through internal growth. The success of any acquisitions will depend on, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. We cannot assure you that we will be able to identify suitable acquisition opportunities, obtain any necessary financing on acceptable terms or successfully integrate acquired personnel and operations with our existing personnel and operations. We may compete with other companies for acquisition targets, which could result in increased prices for acquisition targets and reduce the pool of companies available for acquisition. Any acquisition- or integration-related activities could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Any future acquisitions could involve other risks as well, including the assumption of additional liabilities and potentially dilutive issuances of equity securities.

Government regulation of, and legal uncertainties surrounding, the Internet could harm our business.

  Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business or otherwise materially and adversely effect our business, results of operations and financial condition. Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws governing intellectual property, copyright, privacy, obscenity, libel and taxation apply to the Internet. Uncertainty in the application of existing laws may reduce demand for our services. In addition, the growth and development of eBusiness may prompt calls for more stringent consumer protection laws, both in the United States and abroad.

We may lose money on fixed-price contracts.

  Generally, our client contracts are based on payment for time and materials. For the year ended December 31, 2000, we derived approximately 6% of our professional services revenues from fixed-price contracts, compared to 30% for the year ended December 31, 1999. We do not plan to increase the percentage of revenues that we receive from fixed-price contracts; however, we may be forced to increase this percentage by competitive pressures. If we fail to estimate accurately the resources and time required for an engagement, to manage client expectations effectively or to complete fixed- price engagements within our budget, we would be subject to cost overruns, potentially leading to losses on these engagements.

Our principal stockholders have substantial control over our affairs.

  Our three largest stockholders own approximately 45% of our outstanding common stock. These stockholders acting together will have the ability to exert substantial influence over all matters requiring approval by our stockholders. These matters include the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, they may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

The future sale of substantial amounts of our common stock may negatively affect our stock price.

  The market price of our common stock could decline significantly as a result of sales of a large number of shares of common stock by our existing stockholders, or if we issue a large number of shares of our common stock in connection with future acquisitions or financings. In addition, the perception in the public market that our stockholders may sell a large number of shares of common stock could cause a decline in the market price of our common stock. As of December 31, 2000, an additional 8.9 million shares of our common stock were subject to issuance upon the exercise of stock options we have previously granted, all of which could be sold in the public market if issued, subject to compliance with Rule 144 of the Securities Act in the case of shares held by our affiliates.

ITEM 3. LEGAL PROCEEDINGS

  From time to time, we are involved in litigation incidental to the conduct of our business. We are not a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our business.

  On January 7, 2000, Jack W. Rizika, as Assignee of the Assignee for the Benefit of Creditors of Cambridge Technology Group, Inc. (CTG), brought suit in the Commonwealth of Massachusetts Superior Court for Middlesex County against C-bridge, John J. Donovan, and the Willingdon, Windsor, and Appleby Trusts, alleging that CTG had advanced approximately $2.1 million to C-bridge in 1997 and 1998 and that before the Assignment for the Benefit of Creditors, CTG "had agreed to forgive this debt in its entirety for no consideration." Rizika asserted four causes of action against C-bridge including a fraudulent transfer claim under the UFTA, a civil conspiracy claim, a claim for relief under Chapter 93A of Massachusetts' consumer protection statute, and a claim for an accounting. On May 12, 2000, we served a motion to dismiss the Complaint. This motion was subsequently denied without prejudice to renewal. On February 28, 2001, we served a Motion for Summary Judgement seeking dismissal of the Complaint. This motion was granted on March 21, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  (a) Our common stock, par value $.01 per share, is traded on the Nasdaq National Market ("Nasdaq/NM") under the symbol "CBIS". Trading of our common stock commenced on December 17, 1999.

                                          December 31,
                                              2000
                                          ------------
             High........................   $60.000
             Low.........................   $ 3.375

  As of March 1, 2001 there were approximately 196 registered holders of record of our common stock.

  We have not paid any cash dividends since C-bridge's inception in October
1996.

  (b) On July 5, 2000, we issued 398,724 shares of our common stock in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, to the stockholders of Open Enterprise Corporation in connection with our acquisition of the outstanding capital stock of Open Enterprise Corporation. Information regarding additional unregistered sales of equity securities by C-bridge in the prior three years appears under Part II, Item 15 of our S-1 Registration Statement, which information is incorporated by reference.

CHANGES IN SECURITIES AND USE OF PROCEEDS

  On December 17, 1999, we commenced an initial public offering of our common stock. The registration statement relating to this offering (File No. 333-89069) was declared effective on December 16, 1999. We registered and sold 4,000,000 shares of our common stock to an underwriting syndicate at an initial public offering price of $16.00 per share for aggregate gross proceeds of $64 million. FleetBoston Robertson Stephens Inc., SG Cowen Securities Corporation and Soundview Technology Group, Inc. were the managing underwriters of our initial public offering. We incurred expenses of approximately $6.2 million, of which approximately $4.5 million represented underwriting discounts and commissions and approximately $1.7 million represented other expenses related to the offering. Our net proceeds were approximately $57.8 million. We have used, and expect to continue to use, the proceeds from the initial public offering for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisitions of, or investments in, other businesses.

ITEM 6. SELECTED FINANCIAL DATA

  The following table presents selected financial data of C-bridge for each of the three years in the period ended December 31, 2000. The selected consolidated financial data as of December 31, 1998, 1999 and 2000 and for each of the years ended December 31, 1998, 1999 and 2000 are derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, our independent public accountants, and are included in Item 8, "Financial Statements and Supplementary Data," including the Notes thereto. For a more complete understanding of this selected financial data, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 as noted.

                                             Year Ended December 31,
                                      ----------------------------------------
                                          1998          1999          2000
                                      ------------  ------------  ------------
                                      (in thousands, except per share data)
Statement of Operations Data:
Net revenues:
  Professional services.............. $      5,047  $     18,579  $     75,732
  Educational services...............          --          4,094         7,237
                                      ------------  ------------  ------------
    Total net revenues...............        5,047        22,673        82,969
Costs and expenses:
  Direct costs of professional
   services(1).......................        4,974        10,443        37,599
  Direct costs of educational
   services(1).......................          --          1,615         3,454
  Selling and marketing(1)...........        1,530         3,403        17,998
  General and administrative(1)......        2,109         8,034        28,517
  Amortization of acquired intangible
   assets............................          --            --            928
  Compensation expense related to
   stock options and warrants........           74         4,345         2,144
                                      ------------  ------------  ------------
    Total operating expenses.........        8,687        27,840        90,640
                                      ------------  ------------  ------------
Loss from operations.................       (3,640)       (5,167)       (7,670)
Interest and other income (expense),
 net.................................         (229)          332         3,798
                                      ------------  ------------  ------------
Net loss............................. $     (3,869) $     (4,835) $     (3,872)
Basic and diluted net loss per
 share............................... $      (0.39) $       (.43) $       (.19)
Basic and diluted weighted average
 shares outstanding..................        9,992        11,338        20,307
--------
(1) Exclusive of noncash compensation expense related to stock options and warrants presented separately.

                                                   December 31,
                                      ----------------------------------------
                                          1998          1999          2000
                                      ------------  ------------  ------------
                                                  (in thousands)
Balance Sheet Data:
Working (deficit) capital............ $     (3,187) $     63,670  $     59,644
Total assets.........................        1,932        74,894        98,460
Line of credit.......................        2,616           --            --
Equipment loans and capital lease
 obligations.........................          294           454           265
Total stockholders' (deficit)
 equity..............................       (2,821)       67,112        83,201

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the information contained in the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements (See Note Regarding Forward-Looking Statements).

Overview

  We are a full service provider of business and technical architecture solutions designed to help companies conduct eBusiness.

  Our revenues are derived primarily from providing Internet professional services and we anticipate that revenue growth will be driven primarily by the number and scope of our client engagements and by the growth of our professional services headcount. In 2000, we earned professional services revenues from 44 clients. During the year ended December 31, 2000 three professional services clients accounted for approximately 41% of our total net revenues, while during the year ended December 31, 1999, three professional services clients accounted for approximately 45% of total net revenues. Revenues from any given client will vary from period to period; however, we expect that significant customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could decline substantially. In addition, the loss of any significant client could materially and adversely affect our business and results of operations.

  We also generate revenues from providing educational services. A material portion of sales leads and revenues for 2000 and a majority of leads and revenues for 1999 and 1998 have come through our executive education seminars. In May 1999, we entered into an outsourcing agreement with one of our sales lead sources, CEE, to provide the operational aspects of their executive education seminars. During 2000, revenues under the CEE contract were $6.0 million and equaled approximately 7% of total net revenues, while during 1999 revenues under the CEE contract were $3.9 million and equaled approximately 17% of total net revenues. We are in discussions with CEE concerning the termination or modification of the CEE contract. We intend to terminate the CEE contract. Our revenues from educational services will be significantly lower as a result and executive education seminars are likely to play a less significant role in lead generation in the future. We intend to fill the lead generation function formerly served by the CEE seminars with seminars provided by Dr. Eli Goldratt. Further discussion of our relationship with CEE can be found in footnote 11 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

  Revenues and earnings may fluctuate from quarter to quarter based on factors within and outside our control, including the variability in market demand for the Internet and for Internet professional services, the length of the sales cycle associated with service offerings, the number and scope of projects, seasonal factors and the efficiency of utilizing professional services employees.

  For the year ended December 31, 2000, approximately 94% of our professional services revenues were generated under time and material contracts, while for the year ended December 31, 1999, approximately 70% of our revenues were derived from time and material contracts. Revenues from time and material contracts are generally recognized as services are provided. Revenues generated pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues exclude reimbursable expenses charged to clients.

  Despite a growth in revenues, we have not been profitable and we expect to continue to incur net losses. Net losses may not decrease proportionately with any future increase in revenues primarily because we may have increased expenses relating to hiring additional employees, expanding the number of offices, increasing investment in knowledge management, methodologies and operations infrastructure, and increasing marketing and sales efforts. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, operating results would be adversely affected.

  The largest portions of our costs result from employee compensation and the related overhead and facilities costs. Accordingly, if revenues do not increase at a rate equal to expenses, our business, financial condition or results of operations could be materially and adversely affected. In addition, liquidity may also be adversely affected if revenues do not increase at a rate equal to these additional expenses.

  Client engagements currently average three to six months in duration. If a client engagement ends earlier than expected, professional service employees must be re-deployed and any resulting non-billable time will adversely affect professional services margins. We expect per capita professional services costs to increase over time due to wage increases and inflation. Professional services margins are affected by trends in hiring and in professional services employee utilization, and, as such, will vary in the future. Any significant inability on our part to increase billable rates, a decline in billable rates or time billed to clients or the loss of a significant client would materially adversely affect our professional services margins.

Comparison of the Fiscal Years Ended December 31, 2000 and December 31, 1999

                               Total Net Revenues

  Total net revenues increased 266% from $22.7 million for the year ended December 31, 1999 to $83.0 million for the year ended December 31, 2000.

                         Professional Services Revenues

  Professional services revenues increased 308% from $18.6 million for the year ended December 31, 1999 to $75.7 million for the year ended December 31, 2000. The increase reflected growing demand for Internet professional services and increases in both the size and number of our client engagements. For the year ended December 31, 1999, professional services revenues from three clients totaled 45% of total net revenues, while professional services revenues from three clients totaled 40% of total net revenues for the year ended December 31, 2000, reflecting continued concentration of revenues from a small number of clients.

                         Educational Services Revenues

  We began providing educational services in May 1999. Educational services revenues increased 77% from $4.1 million for the year ended December 31, 1999 to $7.2 million for the year ended December 31, 2000. Approximately $3.9 million of educational services revenues earned in 1999 and $6.0 million of educational services revenues earned in 2000 were earned through the outsourcing agreement with CEE. Revenues from this agreement with CEE represented 17% of total net revenues for year ended December 31, 1999 and 7% of total net revenues for the year ended December 31, 2000.

                     Direct Costs of Professional Services

  Direct costs of professional services consist primarily of the salaries, bonuses, benefits and related expenses of employees engaged in the delivery of professional services and of non-reimbursable project expenses related to client projects. Direct costs of professional services margins reflect revenues less professional services expenses, whether or not the employee's time is billed to a client. Direct costs of professional services increased 260% from $10.4 million for the year ended December 31, 1999 to $37.6 million for the year ended December 31, 2000. This increase was primarily due to the growth of professional services headcount to respond to our growth and a general increase in wages for professional services employees, as well as an increase in direct costs related to delivering professional services. We increased our professional services headcount from 147 at December 31, 1999 to 463 at December 31, 2000. Direct costs of professional services represented 46% of total net revenues for the year ended December 31, 1999 and 45% of total net revenues for the year ended December 31, 2000.

                      Direct Costs of Educational Services

  Direct costs of educational services consist of the salaries, bonuses, benefits and related expenses of personnel engaged in the delivery of educational services. It also includes the direct expenses of delivering educational services. We started providing educational services in May 1999. Direct costs of educational services increased 114% from $1.6 million for the year ended December 31, 1999 to $3.5 million for the year ended December 31, 2000. Direct costs of educational services represented 7% of total net revenues for the year ended December 31, 1999 and 4% of total net revenues for the year ended December 31, 2000.

                         Selling and Marketing Expenses

  Selling and marketing expenses consist of salaries, bonuses, commissions, benefits and related expenses for personnel engaged in sales and marketing activities. It also includes public relations, trade shows, promotional expenses and other expenses directly related to sales and marketing. Selling and marketing expenses increased 429% from $3.4 million for the year ended December 31, 1999 to $18.0 million for the year ended December 31, 2000. This increase was primarily due to an increase in selling and marketing headcount, travel related expenses and an increase in direct expenses related to sales and marketing programs during 2000 for both our domestic and international expansion. Selling and marketing expenses represented 15% of total net revenues for the year ended December 31, 1999 and 22% of total net revenues for the year ended December 31, 2000.

                      General and Administrative Expenses

  General and administrative expenses consist of salaries, bonuses, benefits, and related expenses for personnel engaged in executive and general management, recruiting, human resources, information technology, finance, administration, and development and maintenance of our service methodologies. It also includes expenses for recruiting, training, leasing and maintaining office space, professional fees and all other general corporate expenses. General and administrative expenses increased 255% from $8.0 million for the year ended December 31, 1999 to $28.5 million for the year ended December 31, 2000. This increase was due primarily to an increase in recruiting, training and office space expenses associated with the increase in the number of employees as part of our domestic and international expansion, as well as an increase in general and administrative headcount during 2000. General and administrative expenses represented 35% of total net revenues for the year ended December 31, 1999 and 34% of total net revenues for the year ended December 31, 2000.

                   Amortization of Acquired Intangible Assets

  Amortization of acquired intangible assets represents the amortization of goodwill recorded in connection with our acquisition of Open Enterprise Corporation. During 2000, we recorded approximately $9.3 million of goodwill related to this acquisition. This goodwill is being amortized over five years and resulted in an expense of $928,000 for the year ended December 31, 2000.

           Compensation Expense Related to Stock Options and Warrants

  Compensation expense related to stock options and warrants consists of the non-cash compensation expense related to the issuance of stock options and warrants with exercise prices below the deemed fair market value of our common stock at the time of grant. We recorded deferred compensation of $9.5 million related to certain stock option grants through December 31, 1999. During the year ended December 31, 2000, we recorded an additional $512,000 of deferred compensation in connection with certain unvested stock options that we assumed when we acquired Open Enterprise Corporation. This deferred compensation is recognized as an expense as the stock options vest. During the year ended December 31, 2000, we recorded approximately $2.1 million of compensation expense related to stock options and warrants. This consisted of approximately $2.1 million related to the amortization of deferred compensation expense and approximately $24,000 related to non-qualified options that are accounted for under variable plan accounting. During the year ended December 31, 1999, we recorded approximately $4.3 million of compensation expense related to stock options and warrants. Included in the $4.3 million expense for 1999 was $1.1 million related to the accelerated vesting of a portion of certain options upon the effective date of our initial public offering.

                           Interest and Other Income

  Net interest and other income (expense) increased from income of $332,000 for the year ended December 31, 1998 to income of $3.8 million for the year ended December 31, 2000. This change was primarily due to interest income related to the proceeds from our initial public offering.

                           Provision for Income Taxes

  We had a net operating loss carryforward of approximately $3.1 million at December 31, 1999 and $3.9 million at December 31, 2000, which may be used to offset future taxable income, if any. This carryforward is subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that may limit use of the carryforward in the event there are significant changes in ownership of C-bridge. We have not recognized any potential tax benefits, consisting primarily of the net operating loss carryforward, as it is more likely than not that these benefits will not be realizable in future years' tax returns.

Comparison of the Fiscal Years Ended December 31, 1999 and December 31, 1998

                               Total Net Revenues

  Total net revenues increased 354% from $5.0 million for the year ended December 31, 1998 to $22.7 million for the year ended December 31, 1999.

                         Professional Services Revenues

  Professional services revenues increased 268% from $5.0 million for the year ended December 31, 1998 to $18.6 million for the year ended December 31, 1999. The increase reflected growing demand for Internet professional services and increases in both the size and number of our client engagements. For the year ended December 31, 1998, professional services revenues from three clients totaled 51% of total net revenues, while professional services revenues from three clients totaled 45% of total net revenues for the year ended December 31, 1999, reflecting continued concentration of revenues from a small number of clients.

                         Educational Services Revenues

  We began providing educational services in May 1999. Educational services revenues were $4.1 million for the year ended December 31, 1999. Of the $4.1 million of educational services revenues earned in 1999, $3.9 million were earned through the outsourcing agreement with CEE and represented 17% of total net revenues for year ended December 31, 1999.

                     Direct Costs of Professional Services

  Direct costs of professional services consist primarily of the salaries, bonuses, benefits and related expenses of employees engaged in the delivery of professional services and of non-reimbursable project expenses related to client projects. Direct costs of professional services margins reflect revenues less professional services expenses whether or not the employee's time is billed to a client. Direct costs of professional services increased

110% from $5.0 million for the year ended December 31, 1998 to $10.4 million for the year ended December 31, 1999. This increase was primarily due to the growth of professional services headcount to respond to our growth and a general increase in wages for professional services employees. We increased our professional services headcount from 50 at December 31, 1998 to 147 at December 31, 1999. Direct costs of professional services represented 99% of total net revenues for the year ended December 31, 1998 and 46% of total net revenues for the year ended December 31, 1999.

                      Direct Costs of Educational Services

  Direct costs of educational services consist of the salaries, bonuses, benefits and direct expenses of personnel engaged in the delivery of educational services. It also includes the direct expenses of delivering educational services. We started providing educational services in May 1999. Direct costs of educational services were $1.6 million for the year ended December 31, 1999. Direct costs of educational services represented 7% of total net revenues for the year ended December 31, 1999.

                         Selling and Marketing Expenses

  Selling and marketing expenses consist of salaries, bonuses, commissions, benefits and related expenses of personnel engaged in sales and marketing activities. It also includes public relations, trade shows, promotional expenses and other expenses directly related to sales and marketing. Selling and marketing expenses increased 122% from $1.5 million for the year ended December 31, 1998 to $3.4 million for the year ended December 31, 1999. This increase was primarily due to an increase in selling and marketing headcount, travel related expenses and an increase in direct expenses related to sales and marketing programs during 1999. Selling and marketing expenses represented 30% of total net revenues for the year ended December 31, 1998 and 15% of total net revenues for the year ended December 31, 1999.

                      General and Administrative Expenses

  General and administrative expenses consist of salaries, bonuses, benefits, and related expenses of personnel engaged in executive and general management, recruiting, human resources, information technology, finance, administration, and development and maintenance of our service methodologies. It also includes expenses for recruiting, training, leasing and maintaining office space, professional fees and all other general corporate expenses. General and administrative expenses increased 281% from $2.1 million for the year ended December 31, 1998 to $8.0 million for the year ended December 31, 1999. This increase was due primarily to an increase in recruiting expenses and an increase in general and administrative headcount during 1999. General and administrative expenses represented 42% of total net revenues for the year ended December 31, 1998 and 35% of total net revenues for the year ended December 31, 1999.

           Compensation Expense Related to Stock Options and Warrants

  Compensation expense related to stock options and warrants consists of the non-cash compensation expense related to the issuance of stock options and warrants with exercise prices below the deemed fair market value of our common stock at the time of grant. We recorded deferred compensation of $9.5 million related to certain stock option grants through December 31, 1999. This deferred compensation is recognized as an expense as the stock options vest. Of the recorded deferred compensation, $4.3 million was expensed through December 31, 1999. Included in the $4.3 million expense for 1999 was $1.1 million related to the accelerated vesting of a portion of certain options upon the effective date of our initial public offering.

                           Interest and Other Income

  Net interest and other income (expense) changed from an expense of $229,000 for the year ended December 31, 1998 to income of $332,000 for the year ended December 31, 1999. This change was primarily due to a one- time gain of $348,000 related to the termination of a joint-venture agreement with a third party in May 1999 and interest income related to the proceeds from our initial public offering.

                           Provision for Income Taxes

  We had a net operating loss carryforward of approximately $2.6 million at December 31, 1998 and $3.1 million at December 31, 1999, which may be used to offset future taxable income, if any. This carryforward is subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that may limit use of the carryforward in the event there are significant changes in ownership of C-bridge. We have not recognized any potential tax benefits, consisting primarily of the net operating loss carryforward, as it is more likely than not that these benefits will not be realizable in future years' tax returns.

Quarterly Results of Operations

  The following table sets forth certain unaudited quarterly consolidated statements of operations data of C-bridge for the years-ended December 31, 2000 and 1999. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this report and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited quarterly results when read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of results of operations for any future period.

                                                     Three Months Ended
                          ----------------------------------------------------------------------------
                          Mar. 31, June 30, Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                            1999     1999     1999      1999      2000      2000      2000      2000
                          -------- -------- --------- --------  --------  --------  --------- --------
                                                       (in thousands)
Statement of Operations
 Data:
Net revenues:
 Professional services..   $2,441   $3,764   $ 5,137  $ 7,236   $10,269   $17,137    $24,166  $24,161
 Educational services...      --     1,029     1,467    1,598     1,904     1,650      1,680    2,003
                           ------   ------   -------  -------   -------   -------    -------  -------
  Total net revenues....    2,441    4,793     6,604    8,835    12,173    18,787     25,846   26,164
Costs and expenses:
 Direct costs of
  professional
  services(1)...........    1,527    2,009     2,921    3,987     5,433     8,331     11,642   12,193
 Direct costs of
  educational
  services(1)...........      --       569       573      473       613       870        934    1,037
 Selling and
  marketing(1)..........      413      619       852    1,518     3,148     4,567      5,410    4,873
 General and
  administrative(1).....      685    1,583     2,453    3,313     4,273     6,248      8,451    9,545
 Amortization of
  acquired intangible
  assets................      --       --        --       --        --        --         464      464
 Compensation expense
  related to stock
  options and warrants..      --       425     2,327    1,593       754       265        578      547
                           ------   ------   -------  -------   -------   -------    -------  -------
  Total operating
   expenses.............    2,625    5,205     9,126   10,884    14,220    20,282     27,478   28,659
                           ------   ------   -------  -------   -------   -------    -------  -------
Loss from operations....     (184)    (412)   (2,522)  (2,049)   (2,047)   (1,495)    (1,632)  (2,496)
Interest and other
 income (expense), net..      (71)     291       (33)     145     1,057     1,115        868      759
                           ------   ------   -------  -------   -------   -------    -------  -------
Net loss................   $ (255)  $ (121)  $(2,555) $(1,904)  $  (990)  $  (380)   $  (764) $(1,738)
                           ======   ======   =======  =======   =======   =======    =======  =======

--------
(1)Exclusive of noncash compensation expense related to stock options and warrants presented separately.

  We have historically experienced significant quarterly fluctuations in revenues and results of operations and we expect these fluctuations to continue. Factors causing these variations include the number, timing, scope and contractual terms of client projects, delays in the performance of these projects, accuracy of estimates of resources and time required to complete ongoing projects, and general economic conditions. In addition, future revenues and results of operations may fluctuate as a result of changes in pricing in response to client demand and competitive pressures, the ratio of fixed-price contracts versus time and materials contracts and the timing of collection of accounts receivable. A high percentage of our expenses, particularly personnel and rent, is fixed in advance of any particular quarter. As a result, unanticipated variations in the number and timing of projects or in professional services employee utilization rates may cause significant variations in operating results in any particular quarter, and could result in losses. Any significant shortfall of revenues compared to expectations, any material reduction in utilization rates for professional services employees, the unanticipated termination of significant project or projects, could have a material adverse effect on our business, results of operations and financial condition.

  Our quarterly results of operations are also subject to certain seasonal fluctuations. In the past, we have hired most new professional services employees in the second and third quarters, and there is typically a delay before these employees become fully billable, i.e., before all of their time is billed under client engagements. Demand for our services may be lower in the third and fourth quarters due to reduced activity of our clients during the vacation and holiday seasons and fewer working days for those customers that curtail operations during these periods. These and other seasonal factors may contribute to fluctuations in our results of operations from quarter to quarter.

Liquidity and Capital Resources

  Since inception, we have funded our operations through the sale of equity securities, bank borrowings and lease financing arrangements.

  At December 31, 2000, our cash and cash equivalents were $49.0 million. We also had an additional $3.2 million of restricted cash at December 31, 2000. During 2000, working capital decreased $4.1 million from $63.7 million at December 31, 1999 to $59.6 million at December 31, 2000. In January 2000, we received net proceeds of $8.9 million from the sale of our common stock to the underwriters' upon their exercise of the over-allotment option granted to them in connection with our initial public offering in December 1999. Based on our current business plan, we believe that our current cash will be sufficient to meet working capital and capital expenditure requirements at least through the next twelve months. However, there can be no assurance that we will not require additional financing within this time frame or that any additional financing, if needed, will be available on acceptable terms, if at all.

  Cash used in operating activities was $11.0 million for 2000. Cash provided by operating activities was $546,000 for 1999. Cash used in operating activities was $2.7 million for 1998. For 1998, 1999 and 2000, we had capital expenditures of $191,000, $1.9 million, and $10.4 million, respectively.

  Cash provided by the exercise of stock options was $1.6 million for 2000, $732,000 for 1999, and $9,000 for 1998.

  Our borrowings at December 31, 2000 consist of $265,000 due under equipment financing obligations.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on our consolidated financial statements.

  In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the fiscal year ending June 30, 2001. We are currently evaluating the impact of SFAS No. 140 on our financial statements and related disclosures, but do not expect that any impact will be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

  As of December 31, 2000 and 1999, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair market value disclosure would be required under Statement of Financial Accounting Standards No. 107. All of our investments are money market accounts that are carried on our books at amortized cost, which approximates fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such instruments.

Market Risk Exposures

  We are exposed to market risk related to changes in interest rates. Our investment portfolio of cash and cash equivalents is subject to interest rate fluctuations, but we believe this risk is immaterial to our financial condition due to the short-term nature of our investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by Item 8 is included in this Annual Report on pages F-1 through F-21.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Exhibits

  23.1 Consent of Independent Public Accountants.

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

              Signature                          Title                   Date
              ---------                          -----                   ----
         /s/ Joseph M. Bellini         Chief Executive Officer      March 30, 2001
______________________________________  (Principal Executive
          Joseph M. Bellini             Officer)
           /s/ Richard Putz            Vice President, Finance,     March 30, 2001
______________________________________  Chief Financial Officer
             Richard Putz               and Treasurer (Principal
                                        Financial Officer and
                                        Principal Accounting
                                        Officer)
     /s/ Joseph L. Badaracco, Jr.      Director                     March 30, 2001
______________________________________
       Joseph L. Badaracco, Jr.
         /s/ Paul R. Charron           Director                     March 30, 2001
______________________________________
           Paul R. Charron
        /s/ Gerard F. King, II         Director                     March 30, 2001
______________________________________
          Gerard F. King, II
         /s/ Raymond J. Lane           Director                     March 30, 2001
______________________________________
           Raymond J. Lane
       /s/ Ramanan Raghavendran        Director                     March 30, 2001
______________________________________
         Ramanan Raghavendran

                                     INDEX

                                                                        Page
                                                                      --------
Report of Independent Public Accountants.............................      F-2
Consolidated Balance Sheets as of December 31, 1999 and 2000.........      F-3
Consolidated Statements of Operations for the Years Ended December
 31, 1998, 1999 and 2000.............................................      F-4
Consolidated Statements of Stockholders' (Deficit) Equity for the
 Years Ended December 31, 1998, 1999 and 2000........................      F-5
Consolidated Statements of Cash Flows for the Years Ended December
 31, 1998, 1999 and 2000.............................................      F-6
Notes to Consolidated Financial Statements........................... F-7-F-21

Report of Independent Public Accountants

To C-bridge Internet Solutions, Inc.:

  We have audited the accompanying consolidated balance sheets of C-bridge Internet Solutions, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of C-bridge Internet Solutions, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 22, 2001

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                          December 31,
                                                    --------------------------
                                                        1999          2000
                                                    ------------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents........................ $ 65,312,334  $ 48,999,076
  Accounts receivable, net of allowance of $100,027
   and $844,913, respectively......................    3,499,356    16,838,654
  Unbilled receivables.............................    1,792,133     7,508,262
  Other current assets.............................      584,794     1,512,668
                                                    ------------  ------------
    Total current assets...........................   71,188,617    74,858,660
Property and Equipment, net........................    2,343,718    10,423,068
Restricted Cash Equivalents........................          --      3,166,386
Goodwill and Other Assets, net.....................    1,361,326    10,012,318
                                                    ------------  ------------
    Total assets................................... $ 74,893,661  $ 98,460,432
                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of equipment loans and capital
   lease obligations............................... $    191,206  $    220,438
  Accounts payable.................................    2,018,741     5,521,718
  Accrued liabilities..............................    3,431,285     4,874,301
  Deferred revenue.................................    1,877,628     4,598,415
                                                    ------------  ------------
    Total current liabilities......................    7,518,860    15,214,872
                                                    ------------  ------------
Equipment Loans and Capital Lease Obligations, net
 of current portion................................      263,100        44,089
                                                    ------------  ------------
Commitments and Contingencies (Note 6)
Stockholders' Equity:
  Preferred stock, $0.01 par value--
   Authorized--5,000,000 shares
   Issued and outstanding--None....................          --            --
  Common stock, $0.01 par value--
   Authorized--50,000,000 shares
   Issued--18,906,258 and 21,688,167 shares,
   respectively....................................      189,063       216,883
  Additional paid-in capital.......................   82,394,326   100,889,335
  Deferred compensation............................   (5,107,259)   (3,668,495)
  Accumulated deficit..............................  (10,211,429)  (14,083,252)
  Treasury stock, at cost--510,000 and 512,708
   shares, respectively............................     (153,000)     (153,000)
                                                    ------------  ------------
    Total stockholders' equity.....................   67,111,701    83,201,471
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $ 74,893,661  $ 98,460,432
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                         For the Years Ended December 31,
                                        -------------------------------------
                                           1998         1999         2000
                                        -----------  -----------  -----------
Net Revenues:
  Professional services................ $ 5,047,474  $18,578,766  $75,732,446
  Educational services.................         --     4,094,044    7,237,140
                                        -----------  -----------  -----------
    Total net revenues.................   5,047,474   22,672,810   82,969,586
                                        -----------  -----------  -----------
Costs and Expenses:
  Direct costs of professional
   services(1).........................   4,974,586   10,443,351   37,599,099
  Direct costs of educational
   services(1).........................         --     1,615,523    3,453,673
  Selling and marketing(1).............   1,530,140    3,402,669   17,997,830
  General and administrative(1)........   2,108,663    8,033,547   28,516,917
  Compensation expense related to stock
   options and warrants................      74,068    4,345,096    2,144,533
  Amortization of acquired
   intangibles.........................         --           --       927,701
                                        -----------  -----------  -----------
    Total operating expenses...........   8,687,457   27,840,186   90,639,753
                                        -----------  -----------  -----------
    Loss from operations...............  (3,639,983)  (5,167,376)  (7,670,167)
Interest Expense.......................    (244,370)    (189,506)     (24,489)
Interest Income........................       2,433      162,415    3,434,125
Other Income, net......................      12,964      359,167      388,708
                                        -----------  -----------  -----------
    Net loss........................... $(3,868,956) $(4,835,300) $(3,871,823)
                                        ===========  ===========  ===========
Basic and Diluted Net Loss per Share
 (Note 2(i))........................... $     (0.39) $     (0.43) $     (0.19)
                                        ===========  ===========  ===========
Basic and Diluted Weighted Average
 Shares Outstanding....................   9,991,529   11,338,305   20,307,555
                                        ===========  ===========  ===========
(1)Excludes noncash, stock-based
 compensation presented seperately, as
 follows:
  Direct costs of professional
   services............................ $       --   $ 1,409,244  $   993,043
  Direct costs of educational
   services............................         --       370,572      181,884
  Selling and marketing................         --        12,031       20,625
  General and administrative...........      74,068    2,553,249      948,981
                                        -----------  -----------  -----------
                                        $    74,068  $ 4,345,096  $ 2,144,533
                                        ===========  ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                       Common Stock                      Notes                                   Treasury Stock
                   --------------------                Receivable                              -------------------      Total
                                         Additional   for Issuance                              Number              Stockholders'
                   Number of  $0.01 Par   Paid-in      of Common     Deferred    Accumulated      of                  (Deficit)
                     Shares     Value     Capital        Stock     Compensation    Deficit      Shares    Amount       Equity
                   ---------- --------- ------------  ------------ ------------  ------------  --------  ---------  -------------
Balance, December
31, 1997.........  10,000,000 $100,000  $     32,054    $    --    $       --    $ (1,507,173)      --   $     --    $(1,375,119)
 Issuance of
 common stock for
 notes
 receivable......     280,000    2,800        81,200     (84,000)          --             --        --         --            --
 Compensation
 expense
 associated with
 issuance of
 common stock for
 notes
 receivable......         --       --         43,098         --            --             --        --         --         43,098
 Issuance of
 common stock for
 services
 rendered........      45,000      450        13,050         --            --             --        --         --         13,500
 Exercise of
 stock options...     193,038    1,931         6,814         --            --             --        --         --          8,745
 Purchase of
 treasury stock..         --       --            --          --            --             --    510,000   (153,000)     (153,000)
 Issuance of
 common stock on
 conversion of
 bridge
 financing.......     201,931    2,019        58,560         --            --             --        --         --         60,579
 Issuance of
 warrants for
 financing.......         --       --         99,018         --            --             --        --         --         99,018
 Issuance of a
 warrant in
 connection with
 joint venture...         --       --         22,703         --            --             --        --         --         22,703
 Issuance of
 stock options to
 nonemployees....         --       --         17,470         --            --             --        --         --         17,470
 Forgiveness of
 debt to
 affiliates......         --       --      2,311,366         --            --             --        --         --      2,311,366
 Net loss........         --       --            --          --            --      (3,868,956)      --         --     (3,868,956)
                   ---------- --------  ------------    --------   -----------   ------------  --------  ---------   -----------
Balance, December
31, 1998.........  10,719,969  107,200     2,685,333     (84,000)          --      (5,376,129)  510,000   (153,000)   (2,820,596)
 Sale of common
 stock...........     333,333    3,333     1,996,667         --            --             --        --         --      2,000,000
 Initial public
 offering of
 common stock,
 net of issuance
 costs of
 $6,181,512......   4,000,000   40,000    57,778,488         --            --             --        --         --     57,818,488
 Conversion of
 Series A
 redeemable
 convertible
 preferred stock,
 net of issuance
 costs of
 $85,005.........   1,645,555   16,456     9,771,869         --            --             --        --         --      9,788,325
 Issuance of
 common stock
 upon exercise of
 warrants, net of
 shares
 forfeited.......     195,126    1,951        (1,951)        --            --             --        --         --            --
 Repayment of
 notes
 receivable......         --       --            --       84,000           --             --        --         --         84,000
 Exercise of
 stock options...   2,012,275   20,123       711,565         --            --             --        --         --        731,688
 Deferred
 compensation
 related to the
 issuance of
 stock options to
 employees and
 nonemployees....         --       --      9,452,355         --     (9,452,355)           --        --         --            --
 Amortization of
 deferred
 compensation....         --       --            --          --      4,345,096            --        --         --      4,345,096
 Net loss........         --       --            --          --            --      (4,835,300)      --         --     (4,835,300)
                   ---------- --------  ------------    --------   -----------   ------------  --------  ---------   -----------
Balance, December
31, 1999.........  18,906,258  189,063    82,394,326         --     (5,107,259)   (10,211,429)  510,000   (153,000)   67,111,701
 Sale of common
 stock, net of
 issuance costs
 of $672,000 in
 connection with
 exercise of
 underwriter's
 overallotment
 option..........     600,000    6,000     8,922,000         --            --             --        --         --      8,928,000
 Return of shares
 from settlement
 of lawsuit......         --       --            --          --            --             --      2,708        --            --
 Issuance of
 common stock and
 stock options in
 conjunction with
 acquisition of
 OEC Enterprises,
 Inc.............     398,724    3,987     7,628,671         --       (511,981)           --        --         --      7,120,677
 Issuance of
 common stock
 upon exercise of
 warrants, net of
 shares
 forfeited.......     462,058    4,621        (4,621)        --            --             --        --         --            --
 Issuance of
 common stock
 under employee
 stock purchase
 plan............      11,183      112       165,061         --            --             --        --         --        165,173
 Exercise of
 stock options...   1,309,944   13,100     1,590,110         --            --             --        --         --      1,603,210
 Compensation
 related to the
 issuance of
 stock options to
 employees and
 nonemployees....         --       --        193,788         --       (169,452)           --        --         --         24,336
 Amortization of
 deferred
 compensation....         --       --            --          --      2,120,197            --        --         --      2,120,197
 Net loss........         --       --            --          --            --      (3,871,823)      --         --     (3,871,823)
                   ---------- --------  ------------    --------   -----------   ------------  --------  ---------   -----------
Balance, December
31, 2000.........  21,688,167 $216,883  $100,889,335    $    --    $(3,668,495)  $(14,083,252) (512,708) $(153,000)  $83,201,471
                   ========== ========  ============    ========   ===========   ============  ========  =========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                           For the Years Ended December 31,
                                          -------------------------------------
                                             1998         1999         2000
                                          -----------  -----------  -----------
Cash Flows from Operating Activities:
 Net loss...............................  $(3,868,956) $(4,835,300) $(3,871,823)
 Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities--
 Depreciation and amortization..........      249,738      456,518    3,218,536
 Noncash stock based compensation.......       74,068    4,345,096    2,144,533
 Noncash interest expense related to
  warrants..............................      121,721          --           --
 Repayment of debt by third party.......          --      (348,000)         --
 Changes in current assets and
  liabilities--
  Accounts receivable...................      139,067   (2,766,591) (13,293,803)
  Unbilled receivables..................     (234,077)  (1,340,547)  (5,716,129)
  Other current assets..................      154,502     (571,061)    (907,093)
  Accounts payable......................     (101,797)   1,653,268    3,491,743
  Accrued liabilities...................      598,649    2,451,948    1,243,016
  Deferred revenue......................      184,148    1,500,521    2,712,787
                                          -----------  -----------  -----------
   Net cash (used in) provided by
    operating activities................   (2,682,937)     545,852  (10,978,233)
                                          -----------  -----------  -----------
Cash Flows from Investing Activities:
 Purchases of property and equipment....     (191,400)  (1,924,122) (10,348,184)
 Cash paid for acquisition of OEC, net
  of cash acquired......................          --           --    (2,074,089)
 Increase in other assets...............          --    (1,361,326)    (236,677)
                                          -----------  -----------  -----------
   Net cash used in investing
    activities..........................     (191,400)  (3,285,448) (12,658,950)
                                          -----------  -----------  -----------
Cash Flows from Financing Activities:
 Net proceeds (repayments) of debt......    2,615,539   (2,204,317)     (66,668)
 Proceeds from issuance of bridge
  loans.................................      248,600          --           --
 Payments of bridge loans...............     (193,750)         --           --
 Increase in due to affiliates..........    1,214,586          --           --
 Repayment of due to affiliates.........     (988,000)    (245,007)         --
 Proceeds from sale lease back
  transaction...........................      337,036          --           --
 Payments on capital lease obligations..      (55,709)    (111,656)    (139,404)
 Purchase of restricted cash
  equivalents...........................          --           --    (3,166,386)
 Loan to employee.......................     (153,000)         --             -
 Proceeds from sale of common stock, net
  of issuance costs.....................          --    59,818,488    9,093,173
 Proceeds from the sale of Series A
  redeemable convertible preferred
  stock, net of issuance costs..........          --     9,788,325          --
 Proceeds from repayment of notes
  receivable............................          --        84,000          --
 Proceeds from exercise of stock
  options...............................        8,745      731,688    1,603,210
                                          -----------  -----------  -----------
   Net cash provided by financing
    activities..........................    3,034,047   67,861,521    7,323,925
                                          -----------  -----------  -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents............................      159,710   65,121,925  (16,313,258)
Cash and Cash Equivalents, beginning of
 year...................................       30,699      190,409   65,312,334
                                          -----------  -----------  -----------
Cash and Cash Equivalents, end of year..  $   190,409  $65,312,334  $48,999,076
                                          ===========  ===========  ===========
Supplemental Disclosure of Noncash
 Financing Activities:
 Conversion of Series A redeemable
  convertible preferred stock into
  common stock..........................  $       --   $ 9,788,325  $       --
                                          ===========  ===========  ===========
 Issuance of common stock for notes
  receivable............................  $    84,000  $       --   $       --
                                          ===========  ===========  ===========
 Assets acquired under capital lease....  $       --   $    99,449  $    16,293
                                          ===========  ===========  ===========
 Assets acquired in connection with
  outsourcing agreement.................  $       --   $   233,397  $       --
                                          ===========  ===========  ===========
 Purchase of treasury stock by forgiving
  loan to employee......................  $   153,000  $       --   $       --
                                          ===========  ===========  ===========
 Conversion of bridge financing and
  related interest to common stock......  $    60,579  $       --   $       --
                                          ===========  ===========  ===========
 Forgiveness of debt due to affiliates..  $ 2,311,366  $       --   $       --
                                          ===========  ===========  ===========
 Noncash exercise of warrants...........  $       --   $     1,951  $     4,621
                                          ===========  ===========  ===========
Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for
  interest..............................  $    93,095  $   186,351  $    59,560
                                          ===========  ===========  ===========
OEC Acquisition:
 Cash paid..............................                            $ 2,580,021
 Common stock issued....................                              7,053,428
 Fair market value of assets acquired...                               (659,215)
 Fair value of vested options issued....                                 67,249
 Liabilities assumed....................                                235,527
                                                                    -----------
   Goodwill.............................                            $ 9,277,010
                                                                    ===========

  The accompanying notes are an integral part of these consolidated financial statements

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

(1) OPERATIONS

  C-bridge Internet Solutions, Inc. and its Subsidiaries (the Company) is a full service provider of business and technical architecture solutions designed to help companies conduct eBusiness. In May 1999, the Company began offering educational services.

  The Company is subject to risks common to rapidly growing technology-based service companies, including a limited operating history, the need to attract and retain key personnel, management of growth, the need to adapt to rapid technological change, competition from larger service providers, and the need for successful development and marketing of services.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying consolidated financial statements reflect the application of the following significant accounting policies, as discussed below and elsewhere in the notes to the consolidated financial statements.

 (a) Use of Estimates

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

 (b) Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

 (c) Revenue Recognition

  The Company generates revenue from eBusiness consulting and education services. Revenues from consulting contracts are recognized on a time-and-material or percentage-of-completion basis depending upon the contract with the customer. Revenues related to time and material consulting contracts are recognized when the services are performed. Revenues related to fixed-price consulting contracts are recognized based on the percent of the cost incurred compared to the total estimated cost to complete the project. The cumulative impact of any revisions in estimates are reflected in the period in which they become known. If a consulting contract is estimated to result in a loss, the loss is recorded immediately. Net revenues exclude reimbursable expenses charged to customers.

  Revenues from educational services are recognized based upon the management and performance of educational services. Included in revenues from educational services are revenues recognized based upon the performance of services under a five-year outsourcing agreement with a third party. In accordance with the outsourcing agreement, the Company manages and performs executive education in exchange for a monthly fee. The Company records such fee as revenue ratably over the term of the contract. Costs incurred in performing such services are expensed as incurred. See Note 11 for further discussion of the outsourcing agreement.

  Unbilled receivables represent services that have been performed but have not yet been billed. Unbilled receivables also include reimbursable expenses. Deferred revenues represent amounts billed or paid in advance of revenues recognized.

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

 (d) Foreign Currency Translation

  The accounts of the Company's foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. The functional currency of each subsidiary is the U.S. dollar. Assets and liabilities of foreign subsidiaries are translated at the rates in effect at the balance sheet date, while stockholders' deficit is translated at historical rates. Statements of operations and cash flow amounts are translated at the average rate for the period. Translation adjustments are recorded as a charge to operations. Realized gains and losses recorded in the statement of operations were not material for each year presented.

 (e) Cash and Cash Equivalents

  The Company accounts for investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. At December 31, 1999 and 2000, cash equivalents consisted primarily of money market funds and treasury bills. All cash equivalents are classified as held-to-maturity and are recorded at their amortized cost, which approximates market value.

 (f) Property and Equipment

  Property and equipment are stated at cost and consist of the following:

                                                              December 31
                                                         ----------------------
                                                            1999       2000
                                                         ---------- -----------
Computer equipment...................................... $1,812,637 $ 6,693,561
Furniture and fixtures..................................    208,003   2,840,046
Computer software.......................................    965,433   1,986,525
Leasehold improvements..................................     40,181   1,876,307
                                                         ---------- -----------
                                                          3,026,254  13,396,439
Less--Accumulated depreciation and amortization.........    682,536   2,973,371
                                                         ---------- -----------
                                                         $2,343,718 $10,423,068
                                                         ========== ===========

 (g) Depreciation and Amortization

  The Company provides for depreciation and amortization using the straight-line method, by charges to operations in amounts estimated to allocate the cost of property and equipment over their estimated useful lives, as follows:

                                                                     Estimated
   Asset Classification                                             Useful Life
   --------------------                                            -------------
   Computer equipment............................................. 3 years
   Furniture, and fixtures........................................ 3 years
   Computer software.............................................. 3 years
   Leasehold improvements......................................... Life of lease

  The Company has assets under capital leases of $421,626 and $437,919 as of December 31, 1999 and 2000, respectively. Accumulated depreciation related to these assets is $165,278 and $281,944 as of December 31, 1999 and 2000, respectively.

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

 (h) Concentrations of Credit Risk

  Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash balances principally with domestic financial institutions of high credit standing. Concentrations of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company operates in two industry segments and derives substantially all of its revenues from domestic customers.

  The following table summarizes the number of customers that individually comprise greater than 10% of total revenues and accounts receivable for the periods presented:

                                                 Years Ended December 31,
                                                ------------------------------
                                                  1998       1999       2000
                                                --------   --------   --------
Revenue--
  Customer A...................................       10%         *          *
  Customer B...................................       25         23%        15%
  Customer C...................................       16          *          *
  Customer D...................................        *         12          *
  Customer E...................................        *         10          *
  Customer F...................................        *          *         11
  Customer G...................................        *          *         15
  Customer H...................................        *         17          *
Accounts Receivable--
  Customer B...................................        *         23%        20%
  Customer C...................................       29%         *          *
  Customer D...................................       16          *          *
  Customer G...................................        *          *         40
  Customer I...................................       33          *          *
  Customer J...................................        *         16          *

--------
* Less than 10%.

 (i) Net Loss per Share

  Basic net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of the Company's potentially dilutive securities are antidilutive. Antidilutive securities, which consist of options and warrants to purchase common stock that are not included in diluted net loss per share, were 8,308,138, 8,018,400 and 8,870,665 as of December 31, 1998, 1999 and 2000,
respectively.

 (j) Stock-Based Compensation for Employees

  The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 defines a fair-value-based method of accounting for employee stock options and other stock-based compensation. Compensation expense related to employee stock-based compensation arising from this method of accounting can be reflected in the financial statements or, alternatively, the pro forma net loss and loss per share effect of the fair-value-based accounting can be disclosed in the financial footnotes. The Company follows the disclosure-only alternative (see
Note 8(e)).

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

 (k) Comprehensive Income

  SFAS No. 130, Reporting Comprehensive Income, requires companies to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the years ended December 31, 1998, 1999 and 2000, the Company's comprehensive loss is the same as its reported net loss.

 (l) Fair Value of Financial Instruments

  Financial instruments consist principally of cash, accounts receivable, accounts payable and debt. The estimated fair value of these instruments approximates their carrying value.

 (m) Recently Issued Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

  In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the fiscal year ending June 30, 2001. The Company is currently evaluating the impact of SFAS No. 140 on its financial statements and related disclosures, but does not expect that any impact will be material.

(3) ACQUISITION

  On July 5, 2000, the Company completed the acquisition of Open Enterprise Corporation (OEC). In connection with the acquisition, the Company issued 398,724 shares of common stock and paid approximately $2.2 million in net cash in exchange for all of the outstanding common stock of OEC. The acquisition of OEC has been accounted for as a purchase transaction in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and accordingly, the consolidated financial statements for the period subsequent to July 5, 2000 reflect the operations of OEC. OEC's operations prior to the acquisition were not material to the Company's and pro forma information is not presented.

  The components of the $9.7 million purchase price and direct acquisition costs is summarized as follows:

   Cash paid for OEC................................................ $2,483,565
   Common stock issued for OEC......................................  7,053,428
   Fair value of vested stock options exchanged for OEC options.....     67,249
   Acquisition costs................................................     96,456
                                                                     ----------
     Total consideration and acquisition costs...................... $9,700,698
                                                                     ==========

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

  The allocation of the purchase price is as follows:

   Current assets.................................................. $  572,209
   Property and equipment..........................................     22,000
   Other assets....................................................     65,006
   Liabilities assumed.............................................   (235,527)
   Goodwill........................................................  9,277,010
                                                                    ----------
                                                                    $9,700,698
                                                                    ==========

  The Company is amortizing goodwill over its estimated life, which is five years. Amortization expense during 2000 and accumulated amortization as of December 31, 2000 was $927,701. In addition to the consideration recorded, the Company recorded approximately $512,000 of deferred compensation for unvested stock options assumed in connection with the acquisition, which is being amortized to compensation expense over the vesting period of the stock options. Compensation expense during 2000 related to these options was approximately $70,000.

(4) ACCRUED LIABILITIES

  Accrued liabilities consist of the following:

                                                            December 31,
                                                        ---------------------
                                                           1999       2000
                                                        ---------- ----------
   Accrued payroll and other related employee
    benefits........................................... $1,025,027 $1,632,256
   Accrued financing costs.............................    500,000        --
   Other accrued liabilities...........................  1,906,258  3,242,025
                                                        ---------- ----------
                                                        $3,431,285 $4,874,301
                                                        ========== ==========

(5) INCOME TAXES

  The Company follows the liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax asset or liability is measured by enacted tax rates.

  The approximate tax effect of each type of temporary difference and carryforward as of December 31, 1999 and 2000, respectively, is as follows:

                                                             December 31,
                                                         ----------------------
                                                            1999        2000
                                                         -----------  ---------
   Net operating loss carryforwards..................... $ 1,240,477  $ 456,062
   Allowance for doubtful accounts......................      37,521    335,794
   Depreciation and amortization........................     (52,655)  (194,526)
   Other................................................      18,796    106,317
                                                         -----------  ---------
                                                           1,244,139    703,647
   Less--Valuation allowance............................  (1,244,139)  (703,647)
                                                         -----------  ---------
                                                         $       --   $     --
                                                         ===========  =========

  The Company has not given recognition to any of its potential tax benefits, consisting primarily of its net operating loss carryforwards, in the accompanying consolidated financial statements, as it is more likely than not that these benefits will not be realizable in future years' tax returns.

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

  At December 31, 1999 and 2000, the Company had available a net operating loss carryforward of approximately $3,080,000 and $1,133,000, respectively, which expires through 2020. This carryforward is subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code
(IRC) contains provisions that may limit the Company's use of the carryforward in the event that there are significant changes in the ownership of the Company, as defined in Section 382 of the IRC.

(6) COMMITMENTS AND CONTINGENCIES

 (a) Operating Leases

  From October 1996 to April 1999, the Company leased certain office space and equipment from a related party, Cambridge Technology Group, under month-to-month operating lease agreements. Included in the accompanying consolidated statements of operations for the years ended December 31, 1998 and 1999 is rent expense of approximately $251,000 and $156,000, respectively, related to these leases.

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

  The Company maintains its executive office in Cambridge, Massachusetts, and has operating leases in domestic and international locations. In connection with certain of the leases, the Company maintains letters of credit totaling $3,166,386 as a condition to these leases. These letters of credit have been fully collateralized by investments in short-term certificates of deposits and treasury bills. These short-term investments have been classified as restricted cash equivalents in the accompanying balance sheet.

  The approximate future minimum rental commitments under these operating leases, including the related party operating lease, as of December 31, 2000 are as follows:

                                                                        Total
                                                                     -----------
   2001............................................................. $ 5,532,000
   2002.............................................................   4,470,000
   2003.............................................................   4,531,000
   2004.............................................................   4,006,000
   2005.............................................................   3,063,000
   Thereafter.......................................................   3,856,000
                                                                     -----------
                                                                     $25,458,000
                                                                     ===========

  Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $251,000, $908,000 and $4,732,000, respectively.

 (b) Litigation

  In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims and, in its opinion, all litigation currently pending or threatening will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

(7) DEBT OBLIGATIONS

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

 (b) Line of Credit

  The Company had a $3,500,000 line of credit with a bank that expired on December 31, 1999. Of the total amount available under the line of credit, $1,000,000 was collateralized by assets of the Company and $2,500,000 was guaranteed by a major stockholder of the Company and a trust for the benefit of a major stockholder of the Company. A warrant to purchase 65,000 shares of common stock was issued to the bank in connection with the line of credit (see
Note 8(f)). Borrowings under the line of credit bore interest at prime (8.50% at December 31, 1999) plus 1%. The Company and the guarantors were subject to certain restrictive covenants in connection with the line of credit.

 (c) Term Loan and Capital Leases

  The Company has a term loan pursuant to an equipment line of credit. Borrowings are repayable monthly through December 2002 and bear interest at prime (9.50% at December 31, 2000) plus 1.5%. At December 31, 1999 and 2000, $172,222 and $105,555, respectively, was owed under the term loan.

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

  As of December 31, 2000, payments due pursuant to the term loan and capital lease obligations are as follows:

                                                                   Capital Lease
                                                         Term Loan  Obligations
                                                         --------- -------------
   2001................................................. $ 66,667    $159,862
   2002.................................................   38,888       5,201
                                                         --------    --------
     Total payments..................................... $105,555     165,063
                                                         ========
   Less--Amount representing interest...................                6,091
                                                                     --------
     Present value of minimum lease payments............             $158,972
                                                                     ========

(8) STOCKHOLDERS' EQUITY

 (a) Initial Public Offering

  On December 17, 1999, the Company completed an initial public offering (IPO) of 4,000,000 shares of its common stock at a price of $16.00 per share, resulting in net proceeds to the Company of approximately $57,800,000. In January 2000, the underwriters of the Company's IPO exercised their over-allotment option and purchased 600,000 shares of the Company's common stock at $16.00 per share, resulting in net proceeds to the Company of approximately $8,928,000.

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

 (b) Preferred Stock

  The Company's Board of Directors is authorized to issue, without further stockholder approval, up to 5,000,000 shares of preferred stock, $0.01 par value per share, in one or more series. The Company's Board of Directors designated a series of preferred stock as Series A Redeemable Convertible Preferred Stock (the Series A Preferred Stock) and reserved 1,850,000 shares of authorized preferred stock as shares of Series A Preferred Stock. Each series of preferred stock designated by the Board of Directors shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and pre-emptive rights.

  In October 1999, the Company sold 1,645,555 shares of Series A Preferred Stock at a purchase price of $6.00 per share, resulting in net proceeds to the Company of approximately $9.8 million. As of December 31, 1999 and 2000, there was no preferred stock outstanding. Concurrent with the sale of the Series A Preferred Stock, two significant stockholders of the Company sold an aggregate of 819,445 shares of common stock to certain of the Series A Preferred Stock investors at a purchase price per share of $6.00, resulting in proceeds to the stockholders of approximately $4.9 million. In conjunction with the sale of the Series A Preferred Stock, the Company amended its Certificate of Incorporation to change the par value of the Company's common stock to $0.01 per share. The Company's par value of common stock has been retroactively adjusted for this amendment. The Series A Preferred Stock automatically converted into common stock upon completion of the Company's IPO.

 (c) Reserved Common Stock

  The Company has reserved 13,923,560 shares of common stock to be issued upon exercise of stock options for issuance under the Company's employee stock purchase plan as of December 31, 2000.

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

 (e) Stock Option Plans

  1997 Stock Incentive Plan

  In 1997, the Company implemented a Stock Incentive Plan (the 1997 Plan), pursuant to which 4,000,000 shares of common stock were reserved for issuance in connection with stock options, stock grants and other stock-based awards. Options issued under the 1997 Plan generally expire 10 years from issue date. Under the 1997 Plan, the Company may grant both incentive stock options and nonstatutory options, as well as award or sell shares of common stock to employees, directors or consultants of the Company. All option grants, prices and vesting periods are determined by the Board of Directors. All options issued prior to March 1998 generally vest monthly. All options issued after March 1998 generally vest semiannually. However, certain option grants contain provisions to accelerate vesting upon defined events. Full vesting of all options occurs four years after date of issuance. As of December 31, 2000, there are 295,842 shares available for future grant under the 1997 plan.

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

  1999 Stock Incentive Plan

  In February 1999, the Board of Directors approved the 1999 Stock Incentive Plan (the 1999 Plan), pursuant to which 6,000,000 shares of common stock were reserved for issuance in connection with stock options, stock grants and other stock-based awards. The number of shares of common stock made available and reserved shall automatically increase by 500,000 shares effective on the first day of every calendar year for the next 10 years. Options issued under the 1999 Plan generally expire 10 years from issue date. Under the 1999 Plan, the Company may grant both incentive stock options and nonstatutory options, as well as award or sell shares of common stock to employees, directors or consultants of the Company. All option grants, prices and vesting are determined by the Board of Directors. Options generally vest semiannually from date of grant. However, certain option grants contain provisions to accelerate vesting upon defined events. Full vesting of all options occurs four years after date of issuance. As of December 31, 2000, there are 275,111 shares available for future grant under the 1999 Plan.

  2000 Stock Incentive Plan

  In July 2000, the Board of Directors approved the 2000 Stock Incentive Plan (the 2000 Plan), pursuant to which 6,000,000 shares of common stock were reserved for issuance in connection with stock options, stock grants and other stock-based awards. Options issued under the 2000 Plan generally expire 10 years from issue date. Under the 2000 Plan, the Company may grant both incentive stock options and nonstatutory options, as well as award or sell shares of common stock to employees, directors or consultants of the Company. All option grants, prices and vesting are determined by the Board of Directors. Options generally vest semiannually from date of grant. However, certain option grants contain provisions to accelerate vesting upon defined events. Full vesting of all options occurs four years after date of issuance. As of December 31, 2000, there are 3,543,125 shares available for future grant under the 2000 Plan.

  1999 Director Stock Option Plan

  In November 1999, the Board of Directors approved the 1999 Director Stock Option Plan (the Director Plan), pursuant to which 200,000 shares of common stock have been reserved for issuance in connection with stock option awards. The Director Plan allows for eligible directors to receive options to purchase 30,000 shares upon election to the Board of Directors, which vest in three equal installments beginning on the first anniversary of the grant date. In addition, eligible directors are entitled to options to purchase 15,000 shares annually on the date of each annual stockholders meeting. These options are 100% vested upon grant. Option grants under the Director Plan are at not less than fair market value on the date of grant. As of December 31, 2000, there are 200,000 shares available for future grant under the Director Plan.

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

  1999 Employee Stock Purchase Plan

  In November 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan (the ESPP), in compliance with Section 423 of the IRC. Employees who have completed three consecutive months of employment with the Company and who are employed with the Company on the first day of the applicable plan period are eligible to participate in the ESPP. The ESPP allows participants to purchase common stock of the Company at 85% of the fair market value, as defined. The Company may issue up to 750,000 shares under the ESPP. As of December 31, 2000, there are 738,817 shares available for future grant under the ESPP.

  Stock option activity under the 1997 Plan, the 1999 Plan, the 2000 Plan and the Director Plan is summarized as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                             Exercise    Price
                                               Number of    Price per     per
                                                 Shares       Share      Share
                                               ----------  ------------ --------
Outstanding December 31, 1997.................  1,608,010  $0.01-- 0.30  $0.20
  Granted.....................................  3,212,128          0.30   0.30
  Exercised...................................   (193,038)  0.01-- 0.30   0.05
  Canceled.................................... (1,101,739)  0.01-- 0.30   0.27
                                               ----------  ------------  -----
Outstanding, December 31, 1998................  3,525,361   0.01-- 0.30   0.28
  Granted.....................................  6,255,092   0.30--48.63   3.84
  Exercised................................... (2,012,275)  0.01-- 1.00   0.36
  Canceled....................................   (329,222)  0.01-- 6.00   1.56
                                               ----------  ------------  -----
Outstanding, December 31, 1999................  7,438,956   0.01--48.63   3.23
  Granted.....................................  3,485,387   0.92--57.00  18.41
  Exercised................................... (1,309,944)  0.01--12.50   1.22
  Canceled....................................   (743,734)  0.01--57.00  10.65
                                               ----------  ------------  -----
Outstanding, December 31, 2000................  8,870,665  $0.01--57.00  $8.85
                                               ==========  ============  =====
Exercisable, December 31, 2000................  2,389,744  $0.01--57.00  $3.41
                                               ==========  ============  =====
Exercisable, December 31, 1999................  1,508,576  $0.01-- 8.50  $0.43
                                               ==========  ============  =====
Exercisable, December 31, 1998................    671,842  $0.01-- 0.30  $0.25
                                               ==========  ============  =====

  The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2000.

                   Outstanding                                  Exercisable
                   -----------                                  -----------
                                Weighted
                                 Average
                                Remaining      Weighted                   Weighted
                               Contractual     Average                    Average
  Exercise       Number of        Life         Exercise     Number of     Exercise
   Prices         Shares       (in Years)       Price        Shares        Price
  --------       ---------     -----------     --------     ---------     --------
$ 0.01-- 0.30    2,589,791        7.82          $ 0.29      1,439,025      $ 0.29
  0.92-- 2.36      955,889        8.52            1.05        393,741        1.00
  3.91-- 8.50    1,963,500        8.95            6.91        384,521        7.50
 10.63--19.19    2,745,757        9.62           13.53         99,390       13.94
 21.50--52.63      358,516        9.27           32.11         40,532       29.76
 55.19--57.00      257,212        9.19           56.34         32,535       56.35
                 ---------        ----          ------      ---------      ------
                 8,870,665        8.80          $ 8.85      2,389,744      $ 3.41
                 =========        ====          ======      =========      ======

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

  During 1998, 1999 and 2000, the Company issued options to purchase 104,000, 408,842 and 10,000 shares, respectively, of common stock to nonemployees in exchange for services. The Company recorded these transactions at fair value, which was $17,470, $881,592 and $32,328 for the years ended December 31, 1998, 1999 and 2000, respectively. Certain options granted to purchase common stock to nonemployees have been issued with various vesting periods ranging from immediate vesting to a four-year vesting period. The compensation expense related to these stock options is recorded over the related vesting period and is subject to variable accounting treatment whereby the Company remeasures the fair value of the options at the end of each reporting period. Compensation expense (income) related to these options was $74,068, $176,733 and $(6,808) during 1998, 1999 and 2000, respectively.

  During the year ended December 31, 1999, the Company issued options to purchase approximately 1,577,000 shares of common stock to employees at an exercise price deemed to be below market value. In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25), the Company has recorded the difference between the exercise price and fair value as deferred compensation and is amortizing such deferred compensation to operations over the vesting periods of the options. The Company recorded $4,168,364 and $2,046,136 of compensation expense for these options in 1999 and 2000, respectively.

  In August 2000, the Company accelerated vesting of 1,875 options granted to an employee and recorded compensation expense of $31,144 due to the acceleration.

  The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted to employees using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used and the weighted average information for the years ended December 31, 1998, 1999 and 2000, are as follows:

                                                     December 31,
                                           ----------------------------------
                                              1998        1999        2000
                                           ----------  ----------  ----------
Risk-free interest rates..................  4.39-5.59%  4.88-6.06%       6.24%
Expected dividend yield...................        --          --          --
Expected life.............................    5 years     5 years     5 years
Expected volatility.......................         60%         60%        156%
Weighted average fair value per share of
 options granted..........................      $0.07       $2.45      $17.28
Weighted average remaining contractual
 life of options outstanding.............. 9.39 years  9.23 years  8.80 years

  Had compensation expense from the Company's stock option plan been determined consistent with SFAS No. 123, net loss and net loss per share would have been approximately as follows:

                                              Years Ended December 31,
                                        --------------------------------------
                                           1998         1999          2000
                                        -----------  -----------  ------------
Net loss--............................
  As reported.........................  $(3,868,956) $(4,835,300) $ (3,871,823)
  Pro forma...........................   (3,990,032)  (7,283,758)  (13,700,973)
Basic and diluted net loss per share--
 .....................................
  As reported.........................  $     (0.39) $     (0.43) $      (0.19)
  Pro forma...........................        (0.40)       (0.64)        (0.67)

 (f) Warrants

  In September 1997, the Company issued a warrant to purchase 45,000 shares of common stock at an exercise price of $1.00 per share to a bank in connection with borrowings of a related party, Cambridge Technology Group, that were used to fund the Company's operations. In December 1999, the bank exercised the warrant through a cashless exercise by forfeiting warrants to purchase 989 shares of the 45,000 shares for a net exercise of 44,011 shares.

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

  In connection with a 1998 bridge financing, the Company issued warrants to purchase 444,444 shares of common stock at an exercise price of $0.30 per share. The Company ascribed a value of $52,844 to these warrants and recorded it as interest expense in 1998. In October 1999, warrants to purchase 133,333 shares of common stock were exercised through a cashless exercise by forfeiting warrants to purchase 6,667 of the 133,333 shares for a net exercise of 126,666 shares. In April 2000, warrants to purchase 266,666 shares of common stock were exercised through a cashless exercise by forfeiting warrants to purchase 1,860 of the 266,666 shares for a net exercise of 264,806 shares. In August 2000, warrants to purchase 44,445 shares of common stock were exercised through a cashless exercise by forfeiting warrants to purchase 663 shares of common stock for a net exercise of 43,782 shares.

  In May 1998, the Company issued a warrant to a customer to purchase 110,000 shares of common stock at an exercise price of $1.00 based upon achievement of certain revenue milestones by May 2000; accordingly, the accounting measurement date was unknown. In September 1999, the Company amended the warrant agreement to fully vest the warrant. In conjunction with the amendment, the Company recorded the value of this warrant as a charge to operations of $660,000 in the year ended December 31, 1999. The warrant expired unexercised in May 2000.

  In June 1998, the Company issued a warrant to purchase 25,000 shares of common stock at an exercise price of $1.00 per share in connection with a line of credit entered into with a bank. The Company ascribed a value of $2,519 to the warrants and recorded it as a charge to interest expense in 1998. In December 1999, the bank exercised the warrant through a cashless exercise by forfeiting the option to purchase 551 shares of the 25,000 shares for a net exercise of 24,449 shares.

  In connection with a capital lease in July 1998, the Company issued a warrant to the lessor to purchase 93,333 shares of common stock at an exercise price of $0.30 per share. The Company ascribed a value of $15,850 to this warrant and recorded the value to interest expense over the life of the lease. In May 2000, the lessor exercised the warrant through a cashless exercise by forfeiting the option to purchase 996 shares of the 93,333 shares for a net exercise of 92,337 shares.

  In August 1998, in connection with the guarantee of a line of credit for the joint venture discussed in Note 9, a warrant was issued to the third-party partner in the joint venture to purchase 4,000,000 shares of common stock of the Company's wholly owned subsidiary, C-bridge Packaged Solutions, Inc. (CPS) at an exercise price of $0.01 per share. The Company recorded the issuance of this warrant at fair value, which totaled $22,703, as interest expense. As discussed in Note 9, the joint venture was terminated and the warrant was canceled.

  In September 1998, the Company issued a warrant to purchase 65,000 shares of common stock at an exercise price of $1.00 per share to a bank in connection with a line of credit. The Company ascribed a value of $5,159 to this warrant and recorded a charge to interest expense in 1998. In June 2000, the bank exercised the warrant through a cashless exercise by forfeiting 3,867 shares of the 65,000 shares for a net exercise of 61,133 shares.


 (g) Treasury Stock

  In April 1998, the Company acquired 510,000 shares of its common stock in satisfaction of a loan previously made to a former officer in the amount of $153,000 in connection with his severance agreement. Severance in the amount of approximately $56,000 was also owed to the former officer, as per the severance agreement, and was paid in full during 1998.

  In January 2000, the Company received 2,708 shares of its common stock, acquired pursuant to option exercises by former employees, in conjunction with the settlement of a lawsuit by the Company against the former employees.

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

(9) SUBSIDIARY AND JOINT VENTURE

  In connection with the formation of CPS, the Company and CPS entered into a joint venture with a third-party provider of packaged solution software. The joint venture engaged CPS as the vehicle to develop and implement Web-based solutions and services. Under the agreement of the joint venture, CPS issued a warrant (see Note 8(f)) to the third-party provider to purchase up to 40% of CPS on a fully diluted basis in exchange for a letter of credit guarantee on CPS' line of credit.

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

(10) EMPLOYEE BENEFIT PLAN

  The Company has a 401(k) plan (the 401(k) Plan) covering substantially all employees of the Company who meet certain defined requirements. Under the terms of the 401(k) Plan, employees may elect to make tax-deferred contributions and the Company may match 25% of the first 6% of employee contributions as determined by the Board of Directors and may make other discretionary contributions to the 401(k) Plan. During 1998, 1999 and 2000, the Company contributed approximately $46,400, $88,600 and $479,500, respectively, to the 401(k) Plan.

(11) RELATED PARTY TRANSACTIONS

  On April 30, 1999, the Company entered into a five-year contract with a third party, CEE, Inc. (CEE), whereby CEE outsourced the management and performance of executive education seminars to the Company in exchange for a monthly fee of approximately $479,000 per month. In accordance with the outsourcing agreement, the Company agreed to issue options to purchase 190,000 shares of the Company's common stock to designees of CEE and is committed to issue options to purchase an additional 50,000 shares of the Company's common stock at fair value the date the options are issued to CEE's designees each year that the outsourcing agreement is in place. A sister company of CEE named Cambridge Executive Enterprises, Inc. (Enterprises) previously provided these services. Simultaneous with signing the outsourcing arrangement, the Company hired substantially all of Enterprises' employees, assumed Enterprises' real estate lease and acquired all of Enterprises' tangible assets (primarily furniture, computers and leasehold improvements) for $234,000.

  On May 1, 1999, the Company granted to designees of CEE options to purchase 189,500 shares of common stock at an exercise price of $1.00 per share, 71,500 of which were granted to employees of CEE that remained in the employ of CEE. In accordance with SFAS No. 123 and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, the Company recorded a charge to operations of $199,000 related to this grant. As a result of the outsourcing agreement, certain employees of CEE became employees of C-bridge on May 1, 1999. These employees represent the remaining CEE designees. The Company granted these employees options to purchase 118,000 shares of common stock at an exercise price of $1.00 per share, which was deemed to be less than fair market value on the date of grant. In accordance with APB 25, the Company recorded deferred compensation of $590,000, which is being amortized to operations over the vesting period of the employees' options.

              C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

  In November 2000, the Company granted options to purchase 28,000 shares of common stock of the 50,000 share annual commitment to CEE options and recorded $137,125 of deferred compensation related to the grant.

  Upon the issuance of options to purchase the additional 50,000 shares of the Company's common stock to CEE designees each year, the Company records a charge to operations in accordance with SFAS No. 123.

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

  Certain lease, debt and equity transactions involving related parties have been discussed in Note 6, Note 7 and Note 8.

  During 1999, the Company purchased approximately $982,000 of computer software and services from a company whose former President is on the Company's Board of Directors. This Director also purchased 333,333 shares of the Company's common stock in 1999 at $6.00 per share, the fair value of the Company's common stock on the date of purchase. The Company also provided approximately $217,000 of professional services to the same company during 1999. Transactions with this related company have been conducted at arm's length, as if with an unrelated party.


(12) SEGMENT AND GEOGRAPHIC INFORMATION

  In accordance with SFAS No. 131, the Company views its operations and manages its business as two segments, strategic and technology consulting services and educational services. The Company's reportable segments are strategic business units that provided distinct services to the end customer. They are managed separately because each business requires different marketing and management strategies. The Company's approach is based on the way that management organizes the segments within the Company for making operating decisions and assessing performance.

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

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        Year Ending December 31, 1999
                                    -----------------------------------------
                                    First   Second   Third   Fourth    Total
                                    ------  ------  -------  -------  -------
                                     (in thousands except for per share
                                                    data)
Revenues........................... $2,441  $4,793  $ 6,604  $ 8,835  $22,673
Loss from operations...............   (184)   (412)  (2,522)  (2,049)  (5,167)
Net loss........................... $ (255) $ (121) $(2,555) $(1,904) $(4,835)
                                    ======  ======  =======  =======  =======
Basic and diluted net loss per
 share............................. $(0.03) $(0.01) $ (0.22) $ (0.15) $ (0.43)
                                    ======  ======  =======  =======  =======

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                                       Year Ending December 31, 2000
                                  -------------------------------------------
                                    (In thousands except for per share
                                                   data)
                                   First   Second    Third   Fourth    Total
                                  -------  -------  -------  -------  -------
Revenues......................... $12,173  $18,787  $25,846  $26,164  $82,970
Loss from operations.............  (2,047)  (1,495)  (1,632)  (2,496)  (7,670)
Net loss......................... $  (990) $  (380) $  (764) $(1,738) $(3,872)
                                  =======  =======  =======  =======  =======
Basic and diluted net loss per
 share........................... $ (0.05) $ (0.02) $ (0.04) $ (0.08) $ (0.19)
                                  =======  =======  =======  =======  =======


(14) VALUATION AND QUALIFYING ACCOUNTS

                                               Additions
                                           -----------------
                                  Balance  Charged
                                    at     to Costs Charged             Balance
                                 Beginning   and    to Other             at End
                                  of Year  Expenses Accounts Deductions of Year
                                 --------- -------- -------- ---------- --------
December 31, 1998............... $ 16,726  $ 20,000  $ --      $6,224   $ 30,502
December 31, 1999...............   30,502    69,525    --         --     100,027
December 31, 2000...............  100,027   750,286    --       5,400    844,913