Form 10-K/A
period 2000-12-31
C BRIDGE INTERNET SOLUTIONS INC
filed 2001-04-27
CIK 1088570

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM      TO

                       C-BRIDGE INTERNET SOLUTIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                               7371                              52-2001899
(STATE OR OTHER JURISDICTION OF       (PRIMARY STANDARD INDUSTRIAL               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)            CLASSIFICATION CODE)                IDENTIFICATION NUMBER)

          125 SUMMER STREET, 19TH FLOOR, BOSTON, MASSACHUSETTS 02110
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

                                (617) 497-1707
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------           -----------------------------------------
 COMMON STOCK, $.01 PAR VALUE                        NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 2001 was approximately $29,053,400.

As of March 1, 2001, there were 21,974,929 shares of Common Stock of the registrant issued and 20,952,221 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

===============================================================================

     C-bridge Internet Solutions, Inc. ("C-bridge") hereby amends its Annual Report on Form 10-K as set forth in the pages attached hereto:

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Biographical information with respect to our current executive officers and directors as of April 24, 2001 is as follows:

                                                                       DIRECTOR       TERM
           NAME               AGE               POSITION                SINCE        EXPIRES
Joseph M. Bellini             41     Chairman of the Board, Chief        1998         2001
                                     Executive Officer, Chief
                                     Operating Officer
Mark A. Cosway                43     President
Richard C. Putz               51     Executive Vice President,
                                     Chief Financial Officer, Chief
                                     Strategy Officer and Treasurer
R. Jeffrey Spurrier           45     Executive Vice President,
                                     Worldwide Operations
Donald W. Amaya               54     Executive Vice President,
                                     Human Resources
Lawrence Alston               39     Executive Vice President,
                                     Product Management
Gerard F. King, II            44     Vice President, iSolutions,         1998         2001
                                     Director
Clifford B. Thompson          40     Vice President, General
                                     Counsel and Secretary

Joseph L. Badaracco, Jr.      52     Director                            1999         2001
Paul R. Charron               58     Director                            1999         2001
Raymond J. Lane               53     Director                            1999         2001
Ramanan Raghavendran          32     Director                            1999         2001

     The following are brief summaries of the business experience during at least the past five years of each of our executive officers:

     Joseph M. Bellini was named President of C-bridge in February 1999 and served as Chief Operating Officer of C-bridge from February to May 1999. He was named Chief Executive

Officer in May 1999. Prior to joining C-bridge, Mr. Bellini served in various capacities at i2 Technologies, Inc. from June 1995 to February 1999; immediately prior to joining C-bridge, he was Executive Vice President, Worldwide Automotive and Industrial Business Unit. From April 1993 to June 1995, Mr. Bellini served as Senior Practice Director at Oracle Corporation. Mr. Bellini received a B.S. in both Mechanical Engineering and Applied Mathematics and Statistics from the University of Massachusetts at Amherst and is an alumnus of the Harvard Business School.

     Mark A. Cosway joined C-bridge in April 1999 as Executive Vice President, Sales and Marketing. He was promoted to President of C-bridge effective April 6, 2001. Prior to joining C-bridge, Mr. Cosway was Director, Global Accounts for i2 Technologies, Inc. from July 1994 to April 1999. From January 1989 to April 1994, Mr. Cosway served as Regional Sales Manager at Enterprise Planning Systems. Mr. Cosway received an Honors Bachelor of Commerce in Marketing and Information Systems from Carleton University, Ottawa, Canada.

     Richard C. Putz joined C-bridge in July 1999 as Executive Vice President and Chief Strategy Officer. He became C-bridge's Chief Financial Officer on January 31, 2001. Prior to joining C-bridge, Mr. Putz served as Senior Director, and then Regional Vice President, of Industrial Strategy at Oracle Corporation from August 1998 to July 1999. From October 1995 to July 1998, Mr. Putz was President and Chief Executive Officer of Security Federal Bank. From July 1994 to October 1995, Mr. Putz was a Senior Practice Director for Oracle Corporation. Mr. Putz received a B.A. from St. Meinrad College and is a Masters candidate at the St. Meinrad School of Theology at the University of Notre Dame.

     R. Jeffrey Spurrier joined C-bridge in October 1998 as Executive Vice President, Worldwide Operations. Prior to joining C-bridge, Mr. Spurrier served as Senior Director, Oracle Services at Oracle Corporation, where he was employed since July 1993. Mr. Spurrier received a B.S. in Mathematics and Physics from the University of Florida, a M.S. in Electrical Engineering from Rice University and an M.B.A. from Stanford University.

     Donald W. Amaya joined C-bridge in November 1999 as Executive Vice President, Human Resources. Prior to joining C-bridge, Mr. Amaya was Vice President, Staffing and Education, for EMC Corporation from September 1997 through October 1999. From January 1996 to September 1997, Mr. Amaya was a consultant providing human resources services to a number of mid-size IT professional services and software companies. From May 1984 through December 1995, Mr. Amaya was Vice President, Human Resources at Keane, Inc. Mr. Amaya received a B.A. from Wheaton College, Wheaton, Illinois.

     Lawrence Alston joined C-bridge in February 2001 as Executive Vice President, Product Management. Prior to joining C-bridge, Mr. Alston served as the Chief Technology Officer and Vice President of Product Strategy at eXcelon Corporation from 2000 to 2001. From 1998 to 2000, he served as Vice President of Marketing at eXcelon Corporation and from 1996 to 1998, he was Director of Product Management at eXcelon Corporation. From 1993 to 1996, he was Product Manager at eXcelon Corporation. Prior to joining eXcelon, Mr. Alston was a Senior Consultant at The DMR Group. Mr. Alston received a B.S. in Computer Science from University of Massachusetts, Amherst and an M.B.A. from Northeastern University.

     Gerard F. King, II joined C-bridge in July 1997 as Vice President, Consulting Services and was named Vice President, iSolutions in January 2000. He became Vice President, Financial Services Sales in January, 2001. Prior to joining C-bridge, Mr. King was a Director of Professional Services at Sybase, Inc. from April 1994 to June 1997. Mr. King received a B.A. in History and German from Tufts University and an M.S. in Computer Information Systems from Bentley College.

     Clifford B. Thompson joined C-bridge in May 1999 as Managing Director, Compliance and was promoted to Vice-President and General Counsel in February 2000. Prior to joining C-bridge, Mr. Thompson served as a Senior Technology Negotiator at BankBoston from October 1998 to May 1999. From May 1996 to July 1998, Mr. Thompson served as Director of Licensing at Avicenna Systems, Corp. From August 1993 to May 1996, Mr. Thompson served as Manager of Information Content Supplies at Individual, Inc. Mr. Thompson received a B.A. in Psychology from the University of Massachusetts at Amherst and a J.D. from the University of Houston Law School.

     The following are brief summaries of the business experience during at least the past five years of each of C-bridge's directors who are not also executive officers:

     Joseph L. Badaracco, Jr. is currently the John Shad Professor of Business Ethics at Harvard Business School, where he has taught since February 1981. He is a graduate of St. Louis University, Oxford University, where he was a Rhodes Scholar, and the Harvard Business School.

     Paul R. Charron joined Liz Claiborne Inc. in May 1994 and is currently its Chairman of the Board and Chief Executive Officer. Mr. Charron received a B.A. from Notre Dame University and has an M.B.A. from the Harvard Business School.

     Raymond J. Lane has been General Partner of Kleiner Perkins Caufield & Byers since September 2000. From January 1997 to July 2000, Mr. Lane was President and Chief Operating Officer of Oracle Corporation. Between June 1992 and January 1997, Mr. Lane served in various capacities at Oracle Corporation, including Executive Vice President and President of Worldwide Operations. Before joining Oracle, Mr. Lane was a senior vice president of Booz-Allen & Hamilton, where he led their worldwide consulting practice targeted to information technology investments from July 1986 to May 1992. Mr. Lane also serves on the board of directors of Oracle Corporation, SeeBeyond Technology Corporation, Free Markets, Inc. and Marimba Inc., and is a member of the board of trustees of Carnegie Mellon University. Mr. Lane received a B.S. in Mathematics from West Virginia University.

     Ramanan Raghavendran has been Chairman and Chief Executive Officer of ConnectCapital, a pan-Asian investment company, and Special Partner, Asia, for InSight Capital Partners, a private equity investment firm, since March 2000. From December 1996 to March 2000, Mr. Raghavendran was a General Partner of InSight Capital Partners and several related entities. From August 1992 to December 1996, Mr. Raghavendran was a senior member of the investment team at General Atlantic Partners, a private equity investment firm. He is a member of the boards of directors of Exchange Applications and several private companies. Mr. Raghavendran received a B.S. from the University of Pennsylvania.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of the common stock to file reports of beneficial ownership with the Securities Exchange Commission, the Nasdaq National Market and C-bridge. Based solely upon our review of the copies of such forms we received, we believe that, during fiscal year 2000, all required reports were filed on time, except that Insight Capital Partners III, LP filed a Report on Form 3 late.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth compensation received by C-bridge's Chief Executive Officer and C-bridge's four other most highly paid executive officers ("named executive officers") during fiscal year 2000, as well as their compensation for each of the fiscal years ending December 31, 1999 and December 31, 1998.

                                                                               LONG-TERM
                                                                           COMPENSATION AWARDS
                                          ANNUAL COMPENSATION                   SECURITIES               ALL OTHER
    NAME & POSITION              YEAR      SALARY ($)      BONUS ($)       UNDERLYING OPTIONS         COMPENSATION ($)
Joseph M. Bellini (1)            2000      $250,000        $115,626               250,000              $108,943 (6)
 Chief Executive Officer         1999       237,447          82,500             1,550,000                68,265 (7)
                                 1998            --              --                30,000                    -----

Mark Cosway (2)                  2000      $200,000        $119,993               150,000              $ 60,820 (8)
 President                       1999       106,348          37,497               500,000                29,916 (9)

R. Jeffrey Spurrier (3)          2000      $200,000        $ 68,750               150,000              $  4,975 (10)
 Executive Vice President,       1999       150,000         103,125                    --                 1,265 (11)
 Worldwide Operations            1998        31,250        $ 28,125               419,727                    --

Gerard F. King, II (4)           2000      $159,000        $ 76,331               100,000                    --
 Vice President, iSolutions      1999       150,000          60,897                    --              $  1,125 (11)
                                 1998       150,000          25,000               227,850                 2,531 (11)

Richard C. Putz (5)              2000      $200,000        $ 86,750               150,000              $  2,150 (11)
 Chief Financial Officer         1999      $ 56,846        $ 15,000               210,000                   412 (11)
 and Treasurer

(1) Mr. Bellini joined C-bridge in February 1999 as President and Chief Operating Officer, and was named Chief Executive Officer in May 1999. He has a current salary of 250,000. Prior to that, he was a director of C-bridge beginning in 1998.

(2) Mr. Cosway joined C-bridge in April 1999 as Executive Vice President, Sales and Marketing. He was named President in March 2000.

(3)  Mr. Spurrier joined C-bridge in October 1998.

(4)  Mr. King joined C-bridge in July 1997.

(5)  Mr. Putz joined C-bridge in July 1999.

(6) This amount consists of $1,172 to match employee contributions under C-bridge's 401(k) plan and $107,771 as relocation payments.

(7) This amount consists of $563 to match employee contributions under C-bridge's 401(k) plan and $67,702 as relocation payments.

(8) This amount consists of $1,084 to match employee contributions under C-bridge's 401(k) plan, $3,000 as relocation payments, $49,536 in commissions and $7,200 as an automobile allowance.

(9) This amount consists of $25,116 as relocation payments and $4,800 as an automobile allowance.

(10) This amount consists of $1,375 to match employee contributions under C-bridge's 401(k) plan and $3,600 as an automobile allowance.

(11) This amount represents payments to match employee contributions under C-bridge's 401(k) plan.

STOCK OPTION GRANTS AND EXERCISES

    The following table sets forth information regarding the option grants we made during fiscal year 2000 to the named executive officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       POTENTIAL REALIZABLE VALUE AT
                                                                                       ASSUMED ANNUAL RATES OF STOCK
                                                                                          PRICE APPRECIATION FOR
                                           INDIVIDUAL GRANTS (1)                                OPTION TERM
--------------------------------------------------------------------------------------------------------------------------
                                         % OF TOTAL
                  NUMBER OF SHARES     OPTIONS GRANTED     EXERCISE
                     UNDERLYING          TO EMPLOYEES       PRICE        EXPIRATION
NAME               OPTIONS GRANTED       FISCAL YEAR       ($/SHARE)        DATE             5% ($)         10% ($)
--------------------------------------------------------------------------------------------------------------------------
Joseph M.              250,000                7%            $10.63      10/10/2010         $1,671,287      $4,235,371
 Bellini
--------------------------------------------------------------------------------------------------------------------------
Mark Cosway            150,000                4%            $10.63      10/10/2010         $1,002,772      $2,541,222
--------------------------------------------------------------------------------------------------------------------------
R. Jeffrey             150,000                4%            $10.63      10/10/2010         $1,002,772      $2,541,222
 Spurrier
--------------------------------------------------------------------------------------------------------------------------
Gerard F. King,        100,000                3%            $10.63      10/10/2010         $  668,515      $1,694,148
 II
--------------------------------------------------------------------------------------------------------------------------
Richard C. Putz        150,000                4%            $10.63      10/10/2010         $1,002,772      $2,541,222
--------------------------------------------------------------------------------------------------------------------------

(1) Each option represents the right to purchase one share of common stock. The options shown in these columns were granted pursuant to our 2000 Stock Incentive Plan. The options shown in this table, except as otherwise indicated below, become exercisable at a rate of 25% annually over four years from the date of grant.

     The following table sets forth information regarding option exercises during fiscal year 2000 by the named executive officers and fiscal year-end values of options held by the named executive officers.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                SHARES                             NUMBER OF SHARES UNDERLYING        VALUE OF UNEXERCISED IN-THE-MONEY
              ACQUIRED ON     VALUE REALIZED         UNEXERCISED OPTIONS AT                     OPTIONS AT
              EXERCISE (#)          ($)                 DECEMBER 31, 2000                DECEMBER 31, 2000 ($) (1)
---------------------------------------------------------------------------------------------------------------------------
    NAME                                         EXERCISABLE       UNEXERCISABLE        EXERCISABLE        UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------------
Joseph M.       115,000        $ 2,774,950         861,251            652,500          $3,105,843.30         $1,123,224
 Bellini
---------------------------------------------------------------------------------------------------------------------------
Mark Cosway     110,000        $ 2,021,800         108,750             275,000         $     316,049         $  261,327
---------------------------------------------------------------------------------------------------------------------------
R. Jeffrey       34,977        $585,864.75          34,978             289,909         $     126,137         $  504,539
 Spurrier
---------------------------------------------------------------------------------------------------------------------------
Gerard F.          N/A             N/A             129,214             174,330         $     469,356         $  269,871
 King, II
---------------------------------------------------------------------------------------------------------------------------
Richard C.         N/A             N/A              92,500             267,500         $     232,496         $  232,496
 Putz
---------------------------------------------------------------------------------------------------------------------------

(1) The value of unexercised options is based on the difference between the exercise price of the options and the December 29, 2000 Closing Price of $3.9062 per share.

PENSION PLANS

     401(k) PLAN

     We have a 401(k) plan covering all of our employees who meet certain defined requirements. Under the terms of the 401(k) plan, the employees may elect to make tax-deferred contributions, and we may match 25% of the first 6% of employee contributions as determined by the Board of Directors and may make other discretionary contributions to the 401(k) plan. During 2000, we contributed approximately $479,483.16 to the 401(k) plan.

DIRECTOR COMPENSATION

     All of the directors are reimbursed for expenses incurred to attend Board of Directors and committee meetings.

     Pursuant to the C-bridge 1999 Director Stock Option Plan, each non-employee director is granted an option to purchase 15,000 shares of common stock of C-bridge on the date of each annual meeting of C-bridge, provided that the non-employee director is still serving as a director following such annual meeting. In addition, this Plan provides that new non-employee directors will receive an option to purchase 30,000 shares of common stock of C-bridge when they first become members of the Board of Directors.

EMPLOYMENT AGREEMENTS; CHANGE IN CONTROL ARRANGEMENTS

     Under an agreement between C-bridge and Joseph M. Bellini which became effective on February 4, 1999 (the "Bellini Agreement"), we agreed to employ Mr. Bellini as President and Chief Operating Officer. The Bellini Agreement does not contain a stated termination date, but provides that either Mr. Bellini or C-bridge may terminate the employment relationship at any time and for any reason without notice. The Bellini Agreement provides for an annual base salary of $250,000 and bonuses based on the achievement of certain incentives to be determined by Mr. Bellini and C-bridge. The Agreement further provides that Mr. Bellini will be eligible to participate in all employee benefit plans and programs made available generally to employees of C-bridge or to executive employees of C-bridge. In addition, the Bellini Agreement provides that Mr. Bellini will be granted options to purchase 1,550,000 shares of common stock of C-bridge effective upon his employment.

     Under the Bellini Agreement, if Mr. Bellini's employment is terminated by C-bridge "without cause," the portion of his stock options which would have vested at the end of the semi-annual vesting period in which he was terminated will vest immediately. The options which have vested as of the date of termination shall remain exercisable until 90 days after termination, after which date such options expire. If Mr. Bellini is terminated by C-bridge "for cause" or voluntarily leaves C-bridge, the options will terminate immediately.

REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors makes recommendations concerning salaries and incentive compensation for our employees and administers the 1997 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 1999 Director Stock Option Plan, the 1999 Employee Stock Purchase Plan, the 2000 Stock Incentive Plan and any future incentive plans. The Compensation Committee considers the advice of senior management when making recommendations regarding executive compensation and determining awards under C-bridge's incentive plans.

     PHILOSOPHY

     The members of the Compensation Committee believe that our success is largely due to the efforts of our employees and, in particular, the leadership exercised by our executive officers. The Compensation Committee believes that it is important to adopt compensation programs that:

     . Enhance our ability to attract and retain qualified executive officers by providing a level of compensation that is competitive with a select group of Internet-based solution providers that we believe are comparable to C-bridge;

     . Stress stock ownership in order to tie long-term compensation to increases in stockholder value; and

     .  Emphasize teamwork, corporate efficiency and overall corporate results.

     The members of the Compensation Committee recognize, however, that fixed compensation formulas may not adequately reflect all aspects of C-bridge's and an individual executive officer's performance. Therefore, the Compensation Committee has retained a significant flexibility in structuring C-bridge's executive compensation. This approach allows the Compensation Committee and the Board to annually evaluate and reward each executive officer's individual performance and contribution to C-bridge subjectively.

     The components of our executive compensation program in fiscal year 2000 for Messrs. Bellini, Spurrier, Cosway, King and Putz (the "Senior Executive Officers") were (1) annual compensation consisting of base salaries, (2) performance bonuses and (3) stock option grants. Executive compensation is determined on the basis of total compensation rather than as separate free-standing components.

          BASE SALARY

     The Compensation Committee reviews each Senior Executive Officer's base salary on an annual basis. In making recommendations regarding base salary compensation for fiscal year 2000, the Compensation Committee considered financial and operational results of the previous fiscal year and the contributions made by the Senior Executive Officers to the achievement of those results, and the compensation packages for executives of comparable position and responsibility in the industry.

          PERFORMANCE BONUSES AND STOCK OPTIONS

     To provide additional incentive to achieve outstanding performance, we award quarterly bonuses to the Senior Executive Officers based on the achievement of established targets which relate primarily to our performance and revenues. The quarterly bonuses are payable in cash and/or options to purchase C-bridge common stock.

          LONG-TERM INCENTIVE COMPENSATION

     The Compensation Committee and the Board believe that the financial interests of the Senior Executive Officers should be aligned closely with those of stockholders through stock ownership. Pursuant to our incentive stock plans, we may grant stock options and other stock-based awards to employees, officers, directors, consultants and advisors. These awards are based upon an evaluation of the contribution of eligible individuals to our long-term performance and the importance of their responsibilities within C-bridge. Stock options granted under the our incentive stock plans generally have a term of ten years, vest in eight equal installments over four years and have an exercise price equal to the fair market value of C-bridge common stock on the date of grant.

          COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

     Mr. Bellini's compensation package for 2000 consisted of base salary of $250,000, quarterly cash bonuses totaling $115,626 and option grants for 250,000 shares. His 2000 bonus was based upon a formula based on our revenue, bookings, margin and attrition. In recommending that the Board approve Mr. Bellini's compensation arrangements, the Board took into account C-bridge's and Mr. Bellini's performance, including our achieving and surpassing goals relating to our continued revenue growth. The Compensation Committee also considered the overall compensation packages of other chief executive officers in our industry.

          DEDUCTIBILITY OF EXECUTIVE COMPENSATION IN EXCESS OF $1.0 MILLION

     Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a federal income tax deduction to any publicly held corporation for compensation paid in excess of $1 million to each of the five highest paid officers of the corporation unless the compensation is paid under a predetermined objective performance plan meeting certain requirements or satisfies one of various other exemptions. The 1997, 1999 and 2000 Stock Incentive Plans are designed so that awards under these plans can qualify as "performance based compensation" which is not subject to Section 162(m). We do not believe that, other than stock option grants, our compensation arrangements will result in excess of $1 million being paid to any of our executive officers. However, the Board may determine to award compensation in the future that would not be deductible under Section 162(m) in such circumstances as it deems appropriate. Moreover, in light of the ambiguities and uncertainties under
Section 162(m), no assurance can be made that compensation intended by us to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

Compensation Committee

Paul R. Charron
Raymond J. Lane
Ramanan Raghavendran

PERFORMANCE GRAPH

     The graph below provides an indicator of cumulative total stockholder returns for C-bridge as compared with the S&P 500 Stock Index and the NASDAQ 100 Stock Index at each measurement point.

     This graph covers the period of time beginning December 17, 1999, when C-bridge's common shares were first traded on NASDAQ, through December 31, 2000.


[graphic omitted]

                        MARKET VALUE OF INITIAL INVESTMENT AS OF CLOSE(1)
                                        CBIS                 NASDAQ 100               S&P 500
Dec. 31, 1999                            $121.37               $109.06                $103.39
Mar. 31, 2000                             142.28                130.89                 105.46
June 30, 2000                              43.37                112.02                 102.36
Sept. 30, 2000                             46.80                106.27                 101.09
Dec. 31, 2000                               9.75                 69.70                  92.91

PRICE AS OF CLOSE

Dec. 31, 1999                              48.63              3,707.83               1,469.25
Mar. 31, 2000                              57.00              4,397.84               1,498.58
June 30, 2000                            17.3750              3,763.79               1,454.60
Sept. 30, 2000                             18.75              3,570.61               1,436.51
Dec. 31, 2000                               3.90              2,341.70               1,320.28

(1) Assumes $100 invested on December 17, 1999 in C-bridge Internet Solutions, Inc., the NASDAQ 100 Index and the S&P 500 Index and reinvestment of dividends.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding beneficial ownership, as of March 31, 2001, concerning:

     .   each beneficial owner of more than 5% of C-bridge's common stock;

     . beneficial ownership by all other current C-bridge directors and the named executive officers set forth in the Summary Compensation Table; and
     . beneficial ownership by all current C-bridge directors and C-bridge executive officers as a group.

     Unless otherwise indicated, the address of each beneficial owner listed below is c/o C-bridge Internet Solutions, Inc., 125 Summer Street, 19th Floor, Boston, Massachusetts 02110.

         NAME OF BENEFICIAL OWNER               AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP     PERCENT OF CLASS
                                                                                                  OWNED (1)
--------------------------------------------------------------------------------------------------------------
                                                NUMBER OF          NATURE OF OWNERSHIP
                                                 SHARES
--------------------------------------------------------------------------------------------------------------
Cambridge Technology Enterprises Limited           1,145,375            Direct                      5.0%
 (2)
--------------------------------------------------------------------------------------------------------------
Internet Business Capital Limited (3)              1,015,375            Direct                      5.0%
--------------------------------------------------------------------------------------------------------------
Ramanan Raghavendran (4)                           2,050,000         Indirect (5)
                                                      15,000      Vested Options (6)
                                                   ---------
                                                   2,065,000                                       10.0%
--------------------------------------------------------------------------------------------------------------
Entities of InSight Capital Partners (7)           2,050,000            Direct                     10.0%
--------------------------------------------------------------------------------------------------------------
Hamilton Nominees Limited (8)                      2,880,280         Indirect (9)                  13.0%
--------------------------------------------------------------------------------------------------------------
Field Nominees Limited (10)                        2,290,750            Direct                     11.0%
--------------------------------------------------------------------------------------------------------------
Putnam Investments, Inc. (11)                      1,030,792           Indirect                     5.3%
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
Lawrence Alston                                            0                                         *
--------------------------------------------------------------------------------------------------------------
Donald Amaya                                               0            Direct                       *
                                                      68,750       Vested Options(6)
                                                   ---------
                                                      68,750
--------------------------------------------------------------------------------------------------------------
Joseph L. Badaracco (12)                                 500            Direct                       *
                                                      15,500      Vested Options (6)
                                                   ---------
                                                      16,000
--------------------------------------------------------------------------------------------------------------
Joseph M. Bellini                                    201,249            Direct
                                                     896,251      Vested Options (6)
                                                   ---------
                                                   1,097,500                                        5.0%
--------------------------------------------------------------------------------------------------------------
Paul R. Charron (13)                                   5,000            Direct                       *
                                                      15,000      Vested Options (6)
                                                   ---------
                                                      20,000
--------------------------------------------------------------------------------------------------------------
Mark Cosway                                          156,600            Direct
                                                     158,750      Vested Options (6)
                                                   ---------
                                                     315,350                                        1.0%
--------------------------------------------------------------------------------------------------------------
Gerard F. King, II                                   110,773            Direct
                                                     181,073      Vested Options (6)
                                                   ---------
                                                     291,846                                        1.0%
--------------------------------------------------------------------------------------------------------------
Raymond J. Lane (14)                                 333,833            Direct
                                                      15,000      Vested Options (6)
                                                   ---------
                                                     348,833                                        2.0%
--------------------------------------------------------------------------------------------------------------
Richard C. Putz (15)                                       0            Direct                       *
                                                     137,500      Vested Options (6)
                                                   ---------
                                                     137,500
--------------------------------------------------------------------------------------------------------------
R. Jeffrey Spurrier                                  104,931            Direct
                                                      88,704      Vested Options (6)
                                                   ---------
                                                     193,635                                        1.0%
--------------------------------------------------------------------------------------------------------------
Clifford B. Thompson                                   5,000            Direct                       *
                                                      24,998      Vested Options (6)
                                                   ---------
                                                      29,998
--------------------------------------------------------------------------------------------------------------
All Current Directors and Officers as a
 Group (12 persons)                                4,584,412                     (16) (17)         18.0%

--------------------------------------------------------------------------------------------------------------

*  Represents holdings of less than 1%

(1) Percentage of beneficial ownership is based on 21,476,091 shares of common stock outstanding as of March 31, 2001. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2001 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2) The address for Cambridge Technology Enterprises Limited is Cedar House, 41 Cedar Avenue, Hamilton HM EX, Bermuda.

(3) Consists of 1,015,375 shares held by Internet Business Capital Corporation Limited, the stockholders of which include trusts for the benefit of the children of Professor John J. Donovan, the key lecturer for CEE Educational Seminars, and their respective issue. The address of Internet Business Capital Corporation is c/o ASK Services Ltd., Cedar House, 41 Cedar Avenue, Hamilton HM EX, Bermuda.

(4) The address for Mr. Raghavendran is c/o Insight Capital Partners III LP, 527 Madison Avenue, 10th Floor, New York, NY 10022.

(5) These shares include 1,467,617 shares held by InSight Capital Partners
    III, LP, 218,829 shares held by InSight Capital Partners III Co-Investors LP, 363,554 shares held by InSight Capital Partners (Cayman) III LP. Until January 2000, Mr. Raghavendran was a General Partner of InSight Capital Partners III LP and a Limited Partner of InSight Capital Partners III Co Investors LP, and InSight Capital Partners (Cayman) III LP. He currently is Special Partner, Asia, for InSight Capital Partners. Mr. Raghavendran disclaims all but his pecuniary interest in these shares.

(6) "Vested Options" are options that may be exercised within 60 days of March 31, 2001.

(7) These shares include 1,467,617 shares held by InSight Capital Partners
    III, LP, 218,829 shares held by InSight Capital Partners III Co-Investors LP, 363,554 shares held by InSight Capital Partners (Cayman) III LP. The address of InSight Capital Partners III LP and InSight Capital Partners III Co-Investors LP is 527 Madison Avenue, 10th Floor, New York, NY 10022. The address of InSight Capital Partners (Cayman) III, L.P. is c/o W.S. Walker & Company, Walker House, P.O. Box 265GT, Mary Street, George Town, Grand Cayman, Cayman Islands.

(8) The address of Hamilton Nominees limited is c/o The Hamilton Trust Company Limited, The Vallis Building, P.O. Box HM247, Hamilton HM AX, Bermuda.

(9) Consists of 2,880,280 shares held by The Hamilton Trust Company Limited in its capacity as trustee under the Willingdon Trust.

(10) The address for Field Nominees Limited is P.O. Box HM 195, Hamilton HM AX, Bermuda.

(11) The address for Putnam Investments, Inc. is One Post Office Square, Boston, Massachusetts 02109. The information reported is based on a Schedule 13G, for the year ended December 31, 1999, in which Putnam Investments, Inc. reported shared dispositive power over 1,030,792 shares, including 85,600 shares over which it reported shared voting power.

(12) The address of Professor Badaracco is c/o Harvard Business School, Soldier's Field Road, Morgan 475, Boston, Massachusetts 02163.

(13) The address of Mr. Charron is c/o Liz Claiborne, Inc., 1441 Broadway, New York, New York 10018.

(14) The address of Mr. Lane is c/o Kleiner, Perkins, Caufield & Byers, 2750 Sand Hill Road, Menlo Park, CA 94025.

(15) Mr. Putz became Chief Financial Officer of C-bridge in March 2001.

(16) Includes 1,616,526 shares that the directors and executive officers have the right to acquire through the exercise of options within 60 days of March 31, 2001.

(17) Includes 2,050,000 shares owned by Insight Capital Partners III LP and entities of Insight Capital Partners, of which Mr. Raghavendran disclaims beneficial ownership except to the extent of his pecuniary interest, if any.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        C-bridge Internet Solutions, Inc.
April 27, 2001                                /s/ Joseph M. Bellini
                                 -----------------------------------------------
                                             By: Joseph M. Bellini,
                                             Chief Executive Officer