Form 10-Q
period 2001-03-31
C BRIDGE INTERNET SOLUTIONS INC
filed 2001-05-15
CIK 1088570

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

  (Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2001

                           OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________


                       Commission File Number: 000-28185

                       C-bridge Internet Solutions, Inc.
            (Exact name of registrant as specified in its charter)



           DELAWARE                                           52-2001899
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


          125 Summer Street
        Boston, Massachusetts                                   02110
(Address of principal executive offices)                      (Zip Code)


                                (617) 342-5400
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]   No  [ ]
                                                   ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of May 8, 2001, there were 22,040,455 shares of Common Stock of the registrant issued and 21,527,747 shares of Common Stock were outstanding.

                       C-BRIDGE INTERNET SOLUTIONS, INC.

                               TABLE OF CONTENTS
                               -----------------



PART I - FINANCIAL INFORMATION:

Item 1:  Financial Statements

  Consolidated Balance Sheets as of March 31, 2001 and
    December 31, 2000                                                  3

  Consolidated Statements of Operations for the Three
    Months Ended March 31, 2001 and 2000                               4

  Consolidated Statements of Cash Flows for the Three
    Months Ended March 31, 2001 and 2000                               5

  Notes to Consolidated Financial Statements                           6

Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        7-10

Item 3:  Quantitative and Qualitative Disclosures about Market Risk    10-11


PART II - OTHER INFORMATION:

Item 1:  Legal Proceedings                                             11

Item 2:  Changes in Securities and Use of Proceeds                     11

Item 6:  Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                             12

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,      December 31,
                                                                                      2001            2000
                                                                                  ------------    -------------
                                                                                  (unaudited)
     ASSETS
Current Assets:
 Cash and cash equivalents..................................................... $ 46,362,310       $ 48,999,076
 Accounts receivable, net of allowance of $500,000
  and $884,913, respectively...................................................    7,785,956         16,838,654
 Unbilled receivables..........................................................    5,775,535          7,508,262
 Other current assets..........................................................    1,325,126          1,512,668
                                                                                ------------       ------------
   Total current assets........................................................   61,248,927         74,858,660
                                                                                ------------       ------------
Property and Equipment, at cost:
 Computer equipment............................................................    7,747,291          6,693,561
 Furniture and fixtures........................................................    2,452,930          2,840,046
 Computer software.............................................................    2,481,317          1,986,525
 Leasehold improvements........................................................    1,133,975          1,876,307
                                                                                ------------       ------------
                                                                                  13,815,513         13,396,439
 Less--Accumulated depreciation and amortization...............................    3,712,711          2,973,371
                                                                                ------------       ------------
                                                                                  10,102,802         10,423,068
                                                                                ------------       ------------

Restricted Cash................................................................    3,186,261          3,166,386
Other Assets, net..............................................................    8,730,535         10,012,318
                                                                                ------------       ------------
   Total assets................................................................ $ 83,268,525       $ 98,460,432
                                                                                ============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Current portion of equipment loans and capital
  lease obligations............................................................ $    180,991       $    220,438
 Accounts payable..............................................................    2,216,217          5,521,718
 Accrued expenses..............................................................    4,704,589          4,874,301
 Deferred revenue..............................................................    4,601,252          4,598,415
                                                                                ------------       ------------
   Total current liabilities...................................................   11,703,049         15,214,872
                                                                                ------------       ------------
Equipment Loans and Capital Lease Obligations, net
 of current portion............................................................       23,481             44,089
                                                                                ------------       ------------

Stockholders' Equity:
Preferred stock, $.01 par value
   Authorized--5,000,000 shares
   Issued and outstanding--None
Common stock, $.01 par value--
   Authorized--50,000,000 shares
   Issued--21,988,799 and 21,688,167 shares, respectively......................      219,889            216,883
 Additional paid-in capital....................................................  100,289,727        100,889,335
 Deferred compensation.........................................................   (2,433,992)        (3,668,495)
 Cumulative translation adjustments............................................      120,114                  -
 Accumulated deficit...........................................................  (26,500,743)       (14,083,252)
 Treasury stock, at cost--512,708 shares.......................................     (153,000)          (153,000)
                                                                                ------------       ------------
   Total stockholders' equity..................................................   71,541,995         83,201,471
                                                                                ------------       ------------
   Total liabilities and stockholders' equity.................................. $ 83,268,525       $ 98,460,432
                                                                                ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the Three Months Ended
                                            ----------------------------
                                              March 31,      March 31,
                                                2001           2000
                                            -------------  -------------
                                                     (unaudited)
Net Revenues:
 Professional services, including
  $1,437,147 in related party revenues
  in 2001 and 2000......................    $ 18,045,392    $12,172,903
                                            ------------    -----------
Costs and Expenses:
 Direct costs of professional services
  (exclusive of noncash compensation
  expense presented below)..............      12,368,734      6,046,127
 Selling and marketing (exclusive of
  noncash compensation expense
  presented below)......................       5,239,441      3,147,581
 General and administrative (exclusive
  of noncash compensation expense
  presented below)......................       9,033,473      4,272,791
 Restructuring costs....................       3,693,698              -
 Amortization of intangible assets......         463,851              -
 Compensation expense related to stock
  Options...............................         373,612        753,768
                                            ------------    -----------
   Total operating expenses.............      31,172,809     14,220,267
                                            ------------    -----------
   Loss from operations.................     (13,127,417)    (2,047,364)
Interest Expense........................         (13,650)             -
Interest Income.........................         656,280        902,083
Other Income............................          67,296        155,551
                                            ------------    -----------
   Net loss.............................    $(12,417,491)   $  (989,730)
                                            ============    ===========
Basic and Diluted Net Loss per Share
(Note 2)................................    $       (.58)   $      (.05)
                                            ============    ===========
Basic and Diluted Weighted Average
 Shares Outstanding.....................      21,424,287     19,252,938
                                            ============    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Three Months Ended
                                                                         ----------------------------
                                                                           March 31,       March 31,
                                                                             2001            2000
                                                                         ------------     -----------
                                                                                 (unaudited)
Cash Flows from Operating Activities:
  Net loss............................................................   $(12,417,491)    $  (989,730)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
  Depreciation and amortization.......................................      1,500,340         317,119
  Noncash stock based compensation....................................        373,612         753,768
  Noncash portion of restructuring costs..............................      1,344,189               -
  Changes in current assets and liabilities-
   Accounts receivable................................................      9,172,812      (2,623,264)
   Unbilled receivables...............................................      1,732,727      (2,397,234)
   Other current assets...............................................        187,542        (114,563)
   Accounts payable...................................................     (3,305,501)       (450,148)
   Accrued expenses...................................................       (169,712)        (60,372)
   Deferred revenue...................................................          2,837          41,399
                                                                         ------------     -----------
  Net cash used in operating activities...............................     (1,578,645)     (5,523,025)
                                                                         ------------     -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment.................................     (1,218,983)     (1,267,724)
  Increase in other assets............................................        (29,969)       (288,961)
                                                                         ------------     -----------
  Net cash used in investing activities...............................     (1,248,952)     (1,556,685)
                                                                         ------------     -----------
Cash Flows from Financing Activities:
  Proceeds from the sale of common stock,
    net of issuance costs.............................................        179,859       8,928,000
  Repayments of capital lease.........................................        (53,583)        (49,433)
  Purchase of restricted cash equivalents.............................        (19,875)              -
  Proceeds from exercise of stock options.............................         84,430         221,250
                                                                         ------------     -----------
  Net cash provided by financing activities...........................        190,831       9,099,817
                                                                         ------------     -----------
  Net(Decrease)Increase in Cash and Cash Equivalents..................     (2,636,766)      2,020,107

Cash and Cash Equivalents, Beginning of Period........................     48,999,076      65,312,334
                                                                         ------------     -----------
Cash and Cash Equivalents, End of Period..............................   $ 46,362,310     $67,332,441
                                                                         ============     ===========

Supplemental Disclosure of Cash
  Flow Information:
  Cash paid during period for interest.................................  $     13,650     $    30,937
                                                                         ============     ===========
  Cash paid during period for income taxes.............................  $     11,543     $     2,294
                                                                         ============     ===========

  The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements included herein have been prepared by C-bridge Internet Solutions, Inc. and its subsidiaries (together the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such consolidated financial statements. Results of operations for the three month periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2001 or for any future period. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

2.   NET LOSS PER SHARE

     Basic and diluted net loss per share are the same for both periods presented due to the Company's net losses for the three months ended March 31, 2000 and 2001. Antidilutive securities, which consist of options and warrants to purchase shares of common stock that are not included in the calculation of diluted net loss per share, were 7,837,867 and 11,350,468 as of March 31, 2000 and 2001, respectively.

3.   RESTRUCTURING

     In the first quarter of fiscal 2001, the Company implemented a restructuring plan to realign its professional services operations in response to changing market conditions. The Company incurred costs associated with the restructuring of $3.7 million in connection with the termination of the employment of 200 employees in the following areas: professional services (164); sales and marketing (13), and general and administrative (23). These costs also include the write-off of certain assets no longer required in operations and costs related to closing several offices. The total cash impact of the restructuring was approximately $2.4 million, of which $2.0 million was paid during the period ended March 31, 2001, and the balance of approximately $400,000 will be paid in the second quarter of fiscal year 2001.

     On April 26, 2001, the Company announced the implementation of additional restructuring measures to react to changing market conditions. The Company anticipates the total restructuring costs will be approximately $1.5 to $2.0 million, all of which will be recorded in the quarter ended June 30, 2001. These costs relate to the elimination of approximately 90 employees across the following functions: professional services (68), sales and marketing (4) and general and administrative (18).

4.   SUBSEQUENT EVENTS

     On April 6, 2001, the Company loaned $1,000,000 to an officer of the Company in exchange for a secured promissory note. The note bears interest at a compounded semi-annual rate of 5.11% and is secured by 156,600 shares of the Company's common stock owned by the officer. The term of the note is two years, with certain acceleration provisions in the event of termination of the officer's employment or a material breach by the officer of his obligations under the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Statements beginning with such words as "believes", "intends", "plans", and "expects" and similar expressions include forward-looking statements that are based on management's expectations given facts as currently known by management. Actual results may differ materially from those discussed in these forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described herein include but are not limited to the profitability of the Company's contracts, the Company's ability to hire, train, and retain qualified employees, the Company's ability to continue to develop effective sales and marketing capabilities, the Company's ability to keep pace with the Internet's rapid technological changes, evolving industry standards and changing client requirements, worldwide business use of the Internet, the growth in the number of web access devices per user, the absence of any failure of the Internet, the continued improvement of security on the Internet, general economic and industry conditions, as well as other factors noted from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

Overview

     C-bridge Internet Solutions, Inc. (the "Company") is a full service provider of Internet-based solutions designed to help companies conduct eBusiness.

     The Company's revenues are derived primarily from providing Internet professional services, including educational services, and it anticipates that revenue growth will be driven primarily by the number and scope of its client engagements and by the growth of its professional services headcount. During the first quarter of 2001, the Company earned professional services revenues from 31 clients and seven professional services clients accounted for approximately 71% of the Company's total net revenues. Revenues from any given client will vary from period to period; however, the Company expects that significant customer concentration will continue for the foreseeable future. To the extent that any significant client uses less of the Company's services or terminates its relationship with the Company, revenues could decline substantially. In addition, the loss of any significant client could materially and adversely affect the Company's business and results of operations.

     The Company also generates revenues from providing educational services. Historically, a material portion of sales leads and revenues have come through our executive education seminars. In May 1999, the Company entered into an outsourcing agreement with one of its sales lead sources, Cambridge Executive Enterprises (CEE), to provide the operational aspects of their executive education seminars. The Company has terminated the CEE contract. Revenues from educational services will be significantly lower as a result and executive education seminars are likely to play a less significant role in lead generation in the future.

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

     For the quarter ended March 31, 2001, approximately 86% of total net revenues were generated pursuant to time and material contracts, while for the quarter ended March 31, 2000, approximately 78% of revenues were derived from time and material contracts. Revenues from time and material contracts are generally recognized as services are provided. Revenues generated pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues exclude reimbursable expenses charged to clients.

     Despite a growth in revenues, the Company has not been profitable and expects to continue to incur net losses. Net losses may not decrease proportionately with the increase in revenues primarily because of increased expenses related to increased investment in knowledge management, methodologies and operations infrastructure, and increased marketing and sales efforts. To the extent that future revenues do not increase significantly in the same periods in which operating expenses increase, operating results would be adversely affected.

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

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

                        Professional Services Revenues

     Professional services revenues increased 48% to $18.0 million for the quarter ended March 31, 2001 from $12.2 million for the quarter ended March 31, 2000. The increase reflects increases in both the size and number of the Company's client engagements. For the quarter ended March 31, 2001, professional services revenues from seven clients totaled 71% of total net revenues reflecting continued concentration of revenues from a small number of clients, while professional services revenues from three clients totaled 45% of total net revenues for the quarter ended March 31, 2000.

                     Direct Costs of Professional Services

     Direct costs of professional services consist primarily of the compensation and benefits of employees engaged in the delivery of professional services and of non-reimbursable project expenses related to client projects. Direct costs of professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. Direct costs of professional services increased 105% to $12.4 million for the quarter ended March 31, 2001 from $6.0 million for the quarter ended March 31, 2000. This increase was primarily due to an increase in the professional services headcount, a general increase in wages for professional services employees, and lower utilization rates for professional service employees. The Company increased its professional services headcount to 314 at March 31, 2001 from 208 at March 31, 2000. Direct costs of professional services represented 69% of total net revenues for the quarter ended March 31, 2001 and 50% of total net revenues for the quarter ended March 31, 2000.

                         Selling and Marketing Expenses

     Selling and marketing expenses consist of salaries, commissions, benefits and related expenses for personnel engaged in sales and marketing activities. It also includes public relations, trade shows, promotional expenses and other expenses directly related to sales and marketing. Selling and marketing expenses increased 66% to $5.2 million for the quarter ended March 31, 2001 from $3.1 million for the quarter ended March 31, 2000. This increase was primarily due to an increase in selling and marketing headcount and travel related expenses. Selling and marketing expenses represented 29% of total net revenues for the quarter ended March 31, 2001 and 26% of total net revenues for the quarter ended March 31, 2000.

                      General and Administrative Expenses

     General and administrative expenses consist of compensation, benefits, and related expenses for personnel engaged in executive and general management, recruiting, human resources, information technology, finance, administrative, and developing and maintaining the Company's service methodologies. It also includes expenses for recruiting, training, leasing and maintaining office space, professional fees and all other general corporate expenses. General and administrative expenses increased 111% to $9.0 million for the quarter ended March 31, 2001 from $4.3 million for the quarter ended March 31, 2000. This increase was due primarily to increases in general and administrative headcount, facilities related costs, depreciation and amortization, bad debt reserves and professional fees. The increase was partially offset by a reduction in recruiting expenses. General and administrative expenses represented 50% of total net revenues for the quarter ended March 31, 2001 and 35% of total net revenues for the quarter ended March 31, 2000.

                              Restructuring Costs

     Restructuring costs consisted of charges related to restructuring our professional services operations in response to changing market conditions. The Company incurred costs associated with the restructuring of $3.7 million in connection with the termination of the employment of 200 employees in the following areas: professional services (164); sales and marketing (13), and general and administrative (23). These costs also include the write-off of certain assets no longer required in operations and costs related to closing several offices. The total cash impact of the restructuring was approximately $2.4 million, of which $2.0 million was paid during the period ended
March 31, 2001, and the balance of approximately $400,000 will be paid in the second quarter of fiscal year 2001.

                       Amortization of Intangible Assets

     Amortization of intangible assets represents the amortization of goodwill recorded in connection with our acquisition of Open Enterprise Corporation. During 2000, we recorded approximately $9.3 million of goodwill related to this acquisition. This goodwill is being amortized over five years and resulted in an expense of approximately $464,000 for the period ended March 31, 2001.

          Compensation Expense Related to Stock Options and Warrants

     Compensation expense related to stock options and warrants consists of the non-cash compensation expense related to the granting of stock options and warrants. The Company previously recorded deferred compensation expense of $9.5 million related to certain stock option grants. This deferred compensation expense is being recognized based on the vesting of these stock options. The total deferred compensation expense was approximately $374,000 for the quarter ended March 31, 2001 and $754,000 for the quarter ended March 31, 2000.

                           Interest and Other Income

     Net interest and other income declined to $710,000 for the quarter ended March 31, 2001 from $1.1 million for the quarter ended March 31, 2000. This change was primarily due to a reduction in interest income generated on the Company's cash and cash equivalents balances. The reduction in interest income was due to reduced levels of excess levels of cash in 2001 as compared to 2000.

                          Provision for Income Taxes

     The Company had a net operating loss carryforward of $1.1 million at December 31, 2000, which may be used to offset future taxable income, if any. This carryforward is subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that may limit use of the carryforward in the event there are significant changes in ownership of the Company. The Company has not given recognition to any potential tax benefits, consisting primarily of the net operating loss carryforward, as it is more likely than not that these benefits will not be realizable in future years' tax returns.

                        Liquidity and Capital Resources

     Since inception, the Company has funded operations through the sale of equity securities, bank borrowings and lease financing arrangements.

     At March 31, 2001, the Company's cash and cash equivalents were $46.3 million. Working capital decreased to $49.5 million at March 31, 2001 from $59.6 million at December 31, 2000. Based on the current business plan, the Company believes that its current cash will be sufficient to meet working capital and capital expenditure requirements at least through the next twelve months. However, there can be no assurance that the Company will not require additional financing within this time frame or that such additional financing, if needed, will be available on acceptable terms, if at all.

     Cash used in operating activities was $1.6 million for the quarter ended March 31, 2001 and $5.5 million for the quarter ended March 31, 2000. For the quarters ended March 31, 2001 and 2000 the Company had capital expenditures of $1.2 million and $1.3 million, respectively.

     Cash provided by financing activities decreased to $191,000 at March 31, 2001 from $9.1 million at March 31, 2000 due to a decline in proceeds received on the issuance of common stock.

     The Company's borrowings at March 31, 2001 consist of approximately $204,000 due under equipment financing obligations.

Recent Accounting Pronouncements

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

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31,2001 and certain disclosures for the fiscal year ending June 30, 2001. SFAS No. 140 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

     As of March 31, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair market value disclosure would be required under SFAS No. 133. All of the Company's investments are money market accounts or U.S. Treasury Bills with maturities of ninety days or less that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such instruments.

Primary Market Risk Exposures

     The Company's primary market risk exposure is in the area of interest rate risk. The Company's investment portfolio of cash and cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of the investments.


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     On January 7, 2000, Jack W. Rizika, as Assignee of the Assignee for the Benefit of Creditors of Cambridge Technology Group, Inc. (CTG), brought suit against C-Bridge, John J. Donovan, and the Willingdon, Windsor, and Appleby Trusts, alleging that CTG had advanced approximately $2.1 million to C-Bridge in 1997 and 1998 and that before the Assignment for the Benefit of Creditors, CTG "had agreed to forgive this debt in its entirety for no consideration." Rizika asserted four causes of action against C-Bridge including a fraudulent transfer claim under the UFTA, a civil conspiracy claim, a claim for relief under Chapter 93A of Massachusetts' consumer protection statute, and a claim for an accounting. On May 12, 2000, the Company served a motion to dismiss the Complaint. This motion was subsequently denied without prejudice to renewal. On February 28, 2001, the Company served a Motion for Summary Judgement seeking dismissal of the Complaint. This motion was granted on March 21, 2001.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(d). The total net proceeds to the Company from the intial public offering in December 1999, and the exercise by the underwriters of their over-allotment option in January 2000, were approximately $66.7 million.

     The Company has used, and continues to expect to use, the proceeds from the sale of stock in its initial public offering for general corporate purposes, including working capital. A portion of the proceeds may also be used for the acquisitions of businesses by the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

(a). Exhibits

     None.

(b). Reports on Form 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       C-Bridge Internet Solutions, Inc.


Date: May 15, 2001                         By: /s/ Joseph M. Bellini
                                               ------------------------
                                               Joseph M. Bellini,
                                               Chief Executive Officer


Date: May 15, 2001                         By: /s/ Richard C. Putz
                                               ------------------------
                                               Richard C. Putz
                                               Chief Strategy and Chief
                                               Financial Officer