Form 10-K/A
period 2000-12-31
C BRIDGE INTERNET SOLUTIONS INC
filed 2001-05-22
CIK 1088570

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.
==============================================================================

     C-bridge Internet Solutions, Inc. ("C-bridge") hereby amends its Annual Report on Form 10-K filed on April 2, 2001, as amended on Form 10-K/A on April 27, 2001 (the "First Amendment"), to correct the number of shares of Common Stock outstanding presented on the cover page to the First Amendment and as set forth in the pages attached:

                                    PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13 of the First Amendment is deleted in its entirety and replaced as follows:

INDEBTEDNESS OF MANAGEMENT

     On April 6, 2001, C-bridge made a full recourse loan to Mark Cosway, C-bridge's President, in the principal amount of $1,000,000, pursuant to a secured promissory note, dated March 13, 2001 (the "Cosway Note"). The principal amount outstanding under the Cosway Note, and all interest accrued, at a rate of 5.11%, compounded semi-annually, but unpaid thereon, will become due on the earlier of March 13, 2003 or the occurrence of an event of default, as defined in the Cosway Note. The Cosway Note is secured by a pledge of 156,600 shares of C-bridge common stock owned by Mr. Cosway made pursuant to a stock pledge agreement, dated March 13, 2001, between Mr. Cosway and C-bridge.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a) of the Annual Report is amended to insert the following immediately after "(a) Exhibits":

  10.22 Secured Promissory Note dated March 13, 2001, in favor of C-bridge executed by Mark Cosway.
  10.23 Stock Pledge Agreement dated as of March 13, 2001, between Mark Cosway and C-bridge.

                                 EXHIBIT INDEX

The following exhibit index is inserted immediately prior to the exhibits to the Annual Report:

Exhibit
Number     Description of Exhibit
-------    ----------------------
  3.1 Second Amended and Restated Certificate of Incorporation of C-bridge, hereby incorporated by reference to Exhibit 3.2 to C-bridge's registration statement on Form S-1/A filed on November 19, 1999.
  3.2 Amended and Restated By-laws of C-bridge, hereby incorporated by reference to Exhibit 3.4 to C-bridge's registration statement on Form S-1/A filed on November 19, 1999.

  4.1 Specimen common stock certificate, hereby incorporated by reference to Exhibit 4.1 to C-bridge's registration statement on Form S-1/A filed on November 19, 1999.
 10.1 Outsourcing Agreement, dated October 8, 1999, by and among CEE Incorporated, Cambridge Executive Enterprises, Inc. and C-bridge, hereby incorporated by reference to Exhibit 10.1 to C-bridge's registration statement on Form S-1/A filed on October 14, 1999.
 10.2 Non-Competition Agreement, dated September 27, 1999, by and among CEE Incorporated, Cambridge Executive Enterprises, Inc. and C-bridge, hereby incorporated by reference to Exhibit 10.2 to C-bridge's registration statement on Form S-1/A filed on October 14, 1999.
 10.3 1997 Stock Incentive Plan, as amended, hereby incorporated by reference to Exhibit 10.3 to C-bridge's registration statement on Form S-1/A filed on October 29, 1999.
 10.4      1999 Stock Incentive Plan, hereby incorporated by reference to
           Exhibit 10.4 to C-bridge's registration statement on Form S-1/A filed on October 29, 1999.
 10.5 Employment Offer Letter, dated January 5, 1999, to Joseph M. Bellini from C-bridge, hereby incorporated by reference to Exhibit 10.5 to C-bridge's registration statement on Form S-1/A filed on October 29, 1999.
 10.6 Commercial Building Lease, dated May 1, 1999, by and between Property Management Partners, Inc. and C-bridge, hereby incorporated by reference to Exhibit 10.6 to C-bridge's registration statement on Form S-1/A filed on October 29, 1999.
 10.7 Stock Purchase Agreement, dated as of June 9, 1999, by and between Raymond J. Lane and C-bridge, hereby incorporated by reference to
           Exhibit 10.7 to C-bridge's registration statement on Form S-1/A filed on October 29, 1999.
 10.8 Series A Convertible Preferred Stock Purchase Agreement, dated as of October 7, 1999, by and among InSight Capital Partners III, L.P., InSight Capital Partners (Cayman) III, L.P., InSight Capital Partners III--Co-Investors, L.P., H&D Investments 97, Oracle Corporation and C-bridge, hereby incorporated by reference to Exhibit 10.8 to C-bridge's registration statement on Form S-1/A filed on October 29, 1999.
 10.9 Stockholders Voting Agreement, dated as of October 7, 1999, by and among InSight Capital Partners III, L.P., InSight Capital Partners (Cayman) III, L.P., InSight Capital Partners III--Co-Investors, L.P., H&D Investments 97, Oracle Corporation, Cambridge Technology Enterprises, Limited, Butterfield Trust (Bermuda) Limited, as Trustee of the Winsor Trust, Hamilton Trust Company Limited, as Trustee of the Willingdon Trust, Joseph M. Bellini, Richard O. Wester and C-bridge, hereby incorporated by reference to Exhibit 10.9 to C-bridge's registration statement on Form S-1/A filed on October 29, 1999.

10.10 Investor Rights Agreement, dated as of October 7, 1999, by and among InSight Capital Partners III, L.P., InSight Capital Partners (Cayman) III, L.P., InSight Capital Partners III--Co-Investors, L.P., H&D Investments 97, Oracle Corporation and C-bridge, hereby incorporated by reference to Exhibit 10.10 to C-bridge's registration statement on Form S-1/A filed on October 29, 1999.
10.11 Right of First Offer and Co-Sale Agreement, dated as of October 7, 1999, by and among Hamilton Trust Company Limited, as Trustee of the Willingdon Trust, Cambridge Technology Enterprises, Limited, Butterfield Trust (Bermuda) Limited, as Trustee of the Winsor Trust, InSight Capital Partners III, L.P., InSight Capital Partners (Cayman) III, L.P., InSight Capital Partners III--Co-Investors, L.P., H&D Investments 97, Oracle Corporation and C-bridge, hereby incorporated by reference to Exhibit 10.11 to C-bridge's registration statement on Form S-1/A filed on October 29, 1999.
10.12 Registration Rights Letter, dated October 7, 1999, to Hamilton Trust Company Limited, as Trustee of the Willingdon Trust, Butterfield Trust (Bermuda) Limited, as Trustee of the Winsor Trust and Cambridge Technology Enterprises, Limited from C-bridge, hereby incorporated by reference to Exhibit 10.12 to C-bridge's registration statement on Form S-1/A filed on October 29, 1999.
10.13      1999 Director Stock Option Plan, hereby incorporated by reference to
           Exhibit 10.13 to C-bridge's registration statement on Form S-1/A filed on November 19, 1999.
10.14 1999 Employee Stock Purchase Plan, hereby incorporated by reference to Exhibit 10.14 to C-bridge's registration statement on Form S-1/A filed on November 19, 1999.
10.15 Loan Security Agreement dated as of September 29, 1998, and as amended by a Loan Modification Agreement dated as of January 27, 1999, a Second Loan Modification Agreement dated as of April 7, 1999 and a Third Loan Modification Agreement dated as of September 29, 1999 by and between Silicon Valley Bank and C-bridge, hereby incorporated by reference to Exhibit 10.15 to C-bridge's registration statement on Form S-1/A filed on November 19, 1999.
10.16 Lease Agreement dated March 15, 2000, by and between C-bridge and EOP 150 -California Street, L.L.C. relating to office space located at 150 California St. San Francisco, California, hereby incorporated by reference to Exhibit 10.1 to C-bridge's report on Form 10-Q filed on May 15, 2000.
10.17 Lease Agreement dated February 28, 2000, by and between C-bridge and BRE/Southfield, L.L.C. relating to office space located at 3000 Town Center, Southfield, Michigan, hereby incorporated by reference to
           Exhibit 10.2 to C-bridge's report on Form 10-Q filed on May 15, 2000.
10.18 Lease Agreement dated February 16, 2000, by and between C-bridge and 40 Wall Street, L.L.C. relating to office space located at 40 Wall St. New York, New York. This lease agreement was filed in paper under cover of Form S-E pursuant to a Continuing Hardship Exemption under Rule 202 of Regulation S-T granted by the Securities and Exchange Commission on May 12, 2000, hereby incorporated by reference to
           Exhibit 10.3 to C-bridge's report on Form 10-Q filed on May 15, 2000. "P"

10.19 Lease Agreement dated May 11, 2000, by and between C-bridge and Arden Realty Limited Partnership relating to office space located at Howard Hughes Tower, 6701 Center Drive West, Los Angeles, California, hereby incorporated by reference to Exhibit 10.1 to C-bridge's report on Form 10-Q filed on July 27, 2000.
10.20 Lease Agreement dated June 15, 2000, by and between C-bridge and 125 Summer Street Cornerstone L.L.C. relating to office space located at 125 Summer St., Boston, Massachusetts, hereby incorporated by reference to Exhibit 10.2 to C-bridge's report on Form 10-Q filed on July 27, 2000.
10.21 Lease Agreement dated July 1, 2000 between C-bridge and Waterways Authority relating to office space located at 207 Kent Street, Sydney, Australia, hereby incorporated by reference to Exhibit 10.1 to C-bridge's report on Form 10-Q filed on November 13, 2000.
10.22 Secured Promissory Note dated March 13, 2001, in favor of C-bridge executed by Mark Cosway.
10.23 Stock Pledge Agreement dated as of March 13, 2001, between Mark Cosway and C-bridge.
23.1       Consent of Arthur Andersen, LLP, previously filed.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          C-bridge Internet Solutions, Inc.

May 22, 2001                              /s/ Joseph M. Bellini
                                          ---------------------
                                          By: Joseph M. Bellini,
                                          Chief Executive Officer