Form 10-Q
period 2001-06-30
C BRIDGE INTERNET SOLUTIONS INC
filed 2001-08-14
CIK 1088570

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from            to

                       Commission File Number: 000-28185

                                --------------

                       C-BRIDGE INTERNET SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                             52-2001899
(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                        Identification Number)

125 Summer Street, 19th FLOOR                                 02110
      Boston, MA  02110                                     (Zip Code)
(Address of Principal Executive Offices)


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

  As of August 2, 2001, there were 22,175,931 shares of Common Stock of the registrant issued and 21,663,223 shares of Common Stock outstanding.

================================================================================

                       C-BRIDGE INTERNET SOLUTIONS, INC.

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION:

Item 1:     Financial Statements

            Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000....................................        3

            Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000..........        4

            Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000....................        5

            Notes to Consolidated Financial Statements...............................................................      6-8

Item 2:     Management's Discussion and Analysis of Financial Condition and Results of Operations....................     8-12

Item 3:     Quantitative and Qualitative Disclosures about Market Risk...............................................       12

PART II--OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K.........................................................................       13

SIGNATURES...........................................................................................................       14


PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30,        December 31,
                                                                                                      2001             2000
                                                                                                   ------------     ------------
                                                                                                   (UNAUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents  ..........................................................            $ 41,160,255     $ 48,999,076
  Accounts receivable, net of allowance of $555,124 and $844,913, respectively   ......               5,383,822       16,838,654
  Unbilled receivables  ...............................................................               3,171,391        7,508,262
  Other current assets  ...............................................................               1,409,661        1,512,668
                                                                                                   ------------     ------------
     Total current assets  ............................................................              51,125,129       74,858,660
                                                                                                   ------------     ------------
Property and Equipment, at cost:
  Computer equipment  .................................................................               7,121,773        6,693,562
  Furniture and fixtures  .............................................................               2,559,494        2,840,046
  Computer software  ..................................................................               2,454,303        1,986,525
  Leasehold improvements  .............................................................               1,144,195        1,876,306
                                                                                                   ------------     ------------
                                                                                                     13,279,765       13,396,439
  Less--Accumulated depreciation and amortization  ....................................               4,374,822        2,973,371
                                                                                                   ------------     ------------
                                                                                                      8,904,943       10,423,068
                                                                                                   ------------     ------------
Restricted Cash   .....................................................................               3,166,386        3,166,386
Other assets, net  ....................................................................              10,321,259       10,012,318
                                                                                                   ------------     ------------
     Total assets  ....................................................................            $ 73,517,717     $ 98,460,432
                                                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current portion of equipment loans and capital lease obligations  ....................           $    149,621     $    220,438
  Accounts payable  ....................................................................              2,425,311        5,521,718
  Accrued expenses  ....................................................................              4,275,033        4,874,301
  Deferred revenue  ....................................................................              4,995,447        4,598,415
                                                                                                   ------------     ------------
     Total current liabilities  ........................................................             11,845,412       15,214,872
                                                                                                   ------------     ------------

Equipment Loans and Capital Lease Obligations, net of current portion  .................                  6,052           44,089
                                                                                                   ------------     ------------


Stockholders' Equity:
  Common stock, $.01 par value--Authorized--50,000,000 shares
    Issued--22,068,276 and 21,688,167 shares, respectively..............................                220,683          216,883
Additional paid-in capital  ............................................................             98,918,555      100,889,335
Deferred compensation  .................................................................               (579,249)      (3,668,495)
Cumulative translation adjustments  ....................................................                 45,658               --
Accumulated deficit  ...................................................................            (36,786,394)     (14,083,252)
Treasury stock, at cost--512,708 shares  ...............................................               (153,000)        (153,000)
                                                                                                   ------------     ------------
     Total stockholders' equity  .......................................................             61,666,253       83,201,471
                                                                                                   ------------     ------------
     Total liabilities and stockholders' equity  .......................................           $ 73,517,717     $ 98,460,432
                                                                                                   ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      For the Three Months Ended     For the Six Months Ended
                                                                       June 30,       June 30,       June 30,       June 30,
                                                                         2001           2000           2001           2000
                                                                     ------------    -----------   ------------    -----------
                                                                             (unaudited)                   (unaudited)
Net Revenues:
  Professional services (Note 6)  ................................   $ 10,038,469    $18,787,333   $ 28,083,861    $30,960,236
                                                                     ------------    -----------   ------------    -----------
Costs and Expenses:
  Direct costs of professional services (1)........................     8,364,883      9,200,817     20,733,617     15,246,944
  Selling and marketing (1)........................................     3,666,362      4,567,294      8,905,803      7,714,875
  General and administrative (1)...................................     6,261,435      6,248,274     15,294,908     10,521,065
  Restructuring costs  ............................................       660,051             --      4,353,749             --
  Merger costs  ...................................................       797,304             --        797,304             --
  Amortization of intangible assets  ..............................       463,851             --        927,702             --
  Compensation expense related to stock options....................       448,344        265,526        821,956      1,019,294
                                                                     ------------    -----------   ------------    -----------
     Total operating expenses......................................    20,662,230     20,281,911     51,835,039     34,502,178
                                                                     ------------    -----------   ------------    -----------
     Loss from operations..........................................   (10,623,761)    (1,494,578)   (23,751,178)    (3,541,942)
Interest Expense...................................................       (16,497)            --        (30,147)            --
Interest Income....................................................       350,022        907,654      1,006,302      1,809,735
Other Income, net..................................................         4,585        206,481         71,881        362,032
                                                                     ------------    -----------   ------------    -----------
     Net loss......................................................  $(10,285,651)   $  (380,443)  $(22,703,142)   $(1,370,175)
                                                                     ============    ===========   ============    ===========
Basic and Diluted Net Loss per Share (Note 2)......................  $       (.48)   $      (.02)  $      (1.06)   $      (.07)
                                                                     ============    ===========   ============    ===========
Basic and Diluted Weighted Average Shares Outstanding..............    21,528,504     19,875,316     21,476,683     19,696,401
                                                                     ============    ===========   ============    ===========

(1) Excludes noncash stock-based compensation presented separately as follows:
Direct costs of professional services..............................  $    184,354    $   276,180   $    432,300    $   552,358
Selling and marketing..............................................         6,719          5,156         11,875         10,312
General and administrative.........................................       257,271        (15,810)       377,781        456,624
                                                                     ------------    -----------   ------------    -----------
                                                                     $    448,344    $   265,526   $    821,956    $ 1,019,294
                                                                     ============    ===========   ============    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

               C-BRIDGE INTERNET SOLUTIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 For the Six  Months Ended
                                                                                              --------------------------------
                                                                                                  June 30,         June 30,
                                                                                                    2001             2000
                                                                                                ------------      -----------
                                                                                                        (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss..................................................................................    $(22,703,142)     $(1,370,175)
  Adjustments to reconcile net loss to net cash used in operating activities--
     Depreciation and amortization..........................................................       3,035,162          753,689
     Non-cash stock based compensation......................................................         821,956        1,019,294
     Non-cash portion of restructuring costs................................................       1,630,251               --
  Changes in current assets and liabilities--
     Accounts receivable....................................................................      11,303,618       (3,348,678)
     Unbilled receivables...................................................................       4,336,871       (4,254,446)
     Other current assets...................................................................          78,402       (1,904,035)
     Accounts payable.......................................................................      (3,046,163)        (537,598)
     Accrued expenses.......................................................................        (352,003)       1,160,889
     Deferred revenue.......................................................................         397,032        2,504,610
                                                                                                ------------      -----------
        Net cash used in operating activities...............................................      (4,498.016)      (5,976,450)
                                                                                                ------------      -----------
Cash Flows from Investing Activities:
  Purchases of property and equipment.......................................................      (1,396,982)      (3,223,501)
  Increase in other assets..................................................................      (2,094,423)        (699,600)
                                                                                                ------------      -----------
        Net cash used in investing activities...............................................      (3,491,405)      (3,923,101)
                                                                                                ------------      -----------
Cash Flows from Financing Activities:
  Proceeds from the sale of common stock, net of issuance costs..............................        179,859        8,928,009
  Repayments of capital leases...............................................................       (105,569)        (100,979)
  Proceeds from exercise of stock options....................................................        120,451          468,010
                                                                                                ------------      -----------
        Net cash provided by financing activities............................................        194,741        9,295,040
                                                                                                ------------      -----------

Effect of exchange rate changes on Cash and Cash equivalents................................         (44,141)              --
                                                                                                ------------      -----------
Net Decrease in Cash and Cash Equivalents...................................................      (7,838,821)        (604,511)
Cash and Cash Equivalents, Beginning of Period..............................................      48,999,076       65,312,334
                                                                                                ------------      -----------
Cash and Cash Equivalents, End of Period....................................................    $ 41,160,255      $64,707,823
                                                                                                ============      ===========


Supplemental Disclosure of Cash Flow Information:
  Cash paid during period for interest......................................................    $     30,147      $    30,995
                                                                                                ============      ===========
  Cash paid during period for income taxes..................................................    $     28,997      $     2,294
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

   The Company entered into a merger agreement with eXcelon Corporation dated as of May 22, 2001. Under the terms of the merger agreement, each outstanding share of C-Bridge common stock will be converted into the right to receive 1.2517 shares of eXcelon Corporation common stock. The merger is contingent upon satisfaction of certain conditions, including approval of the merger transactions by the stockholders of the Company and the stockholders of eXcelon Corporation. The Company incurred approximately $797,000 of merger related costs during the three months ended June 30, 2001, which has been charged to operations.

2.   NET LOSS PER SHARE

  Basic and diluted net loss per share are the same for all periods presented due to the Company's net losses for the three and six month periods ended June 30, 2001 and 2000. Antidilutive securities, which consist of options and warrants to purchase common stock that are not included in the calculation of diluted net loss per share, were 10,401,330 and 7,478,613 as of June 30, 2001 and 2000, respectively.

3.   RESTRUCTURING

   In the six-month period ending June 30, 2001, the Company implemented plans to restructure its professional services operations in response to changing market conditions. The Company incurred costs associated with the restructuring of $660,051 and $4,353,749 for the three months and six months ended June 30, 2001, respectively, in connection with the termination of the employment of 290 employees in the following areas: professional services (232); sales and marketing (17); and general and administrative (41). The costs also include the write-off of certain assets no longer required in operations and costs related to closing several offices. The total cash impact of the restructuring was approximately $2.72 million, of which $2.66 million was paid during the six-month period ending June 30, 2001 and the balance of approximately $60,000 will be paid in the third quarter of fiscal year 2001. A summary of the restructuring costs is as follows:

                                          Three Months Ended  Six Months Ended
                                            June 30, 2001      June 30, 2001
                                          ------------------  ----------------

   Severance-related costs..........            $322,298          $1,555,880
   Lease termination costs..........              50,225             289,369
   Asset write-offs.................             287,528           2,508,500
                                                --------          ----------
   Total restructuring costs                    $660,051          $4,353,749
                                                ========          ==========


4. COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, requires companies to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners. For the three and six-month periods ended June 30, 2000, the Company's comprehensive loss is the same as its reported net loss. For the three and six-month periods ending June 30, 2001, the Company's comprehensive loss is as follows:


                                         Three Months Ended   Six Months Ended
                                            June 30, 2001       June 30, 2001
                                         ------------------   ----------------
  Net Loss.............................     $(10,285,651)       $(22,703,142)
  Cumulative translation adjustments...          (74,456)             45,658
                                            ------------        ------------
  Comprehensive loss...................     $(10,360,107)       $(22,657,484)
                                            ============        ============


5.  CONCENTRATIONS OF CREDIT RISK

Financial instruments that subject the Company to credit risk consist of cash and cash equivalents and account receivable. The Company maintains the majority of its cash balances principally with domestic financial institutions of high credit standing. Concentrations of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company derives substantially all of its revenue from domestic customers.

The following table summarizes information about the customers that individually accounted for greater than 10% of total revenues for the periods presented:

                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                --------------------   ------------------
                                    2001       2000        2001      2000
                                    ----       ----        ----      ----
  Revenue--
     Customer A.......                *         15%          *        16%
     Customer B.......               16%        14          12%       15
     Customer C.......                *          *          17         *
     Customer D.......                *         12           *         *
     Customer E.......               13          *           *         *
     Customer F.......               16          *           *         *

 * Less than 10%

The following table summarizes information about the customers that individually accounted for greater than 10% of total accounts receivable for the periods presented:

                                                   As of June 30,
                                                      2001     2000
                                                      ----     ----
      Accounts receivable--
         Customer A  .............................       *       10%
         Customer B...............................      21%      13
         Customer G...............................      22        *
            * Less than 10%


6.    RELATED PARTY TRANSACTIONS

   On April 6, 2001, the Company loaned $1,000,000 to an officer of the Company in exchange for a secured promissory note. The note bears interest at a compound semi-annual rate of 5.11% and is secured by 156,000 shares of the Company's common stock owned by the officer. The term of the note is two years, with certain acceleration provisions in the event of termination of the officer's employment or a material breach by the officer of his obligations under the note.

   In June 2001, the Company entered into a non-exclusive, non-transferable licensing agreement, dated as of May 21, 2001, with eXcelon Corporation. Under the terms of the agreement, the Company obtained a license to market, distribute, operate and sublicense certain software programs in exchange for licensing and maintenance fees. The Company paid $1,126,000 in long-term prepaid royalty and maintenance fees under this agreement as of June 30, 2001.

   In May 1999, the Company entered into an outsourcing agreement with one of our sales lead sources, Cambridge Executive Enterprises (CEE) to provide the operational aspects of their education seminars. On April 13, 2001, the Company and CEE agreed to terminate this agreement. As a result, revenues from educational services will be significantly lower and executive education seminars are likely to play a less significant role in lead generation in the future. Professional service revenues include transactions with CEE totaling $0 and $1,437,147 for the three and six months ended June 30, 2001, respectively and $1,437,147 and $2,874,294 for the three and six months ended June 30, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and section 21E of the Securities Act of 1934, as amended. Statements beginning with such words as "believes", "intends", "plans", and "expects" and similar expressions include forward-looking statements that are based on management's expectations given facts as currently known by management. Actual results may differ materially from those discussed in these forward-looking statements. Factors that could cause the Company's future results to differ materially from the expectations described herein include, but are not limited to, the number, scope and profitability of the Company's contracts, the Company's ability to retain existing clients and attract new clients, the Company's ability to hire, train, and retain qualified employees, the Company's ability to continue to develop effective sales and marketing capabilities, the Company's ability to keep pace with the Internet's rapid technological changes, evolving industry standards and changing client requirements, worldwide business use of the Internet, the growth in the number of web access devices per user, the absence of any failure of the Internet, the continued improvement of security on the Internet, industry and market acceptance and utilization of XML, general economic and industry conditions, costs related to the proposed merger of C-bridge and a wholly-owned subsidiary of eXcelon, the possibility of substantial delay in the expected closing of the merger and the risk that the businesses of eXcelon and C-bridge will not be integrated successfully, as well as, other factors noted from time to time in the Company's filings with the Securities and Exchange Commission, including, without limitation, the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.


Overview

   C-bridge Internet Solutions, Inc. (the "Company") is a full service provider of Internet-based solutions designed to help companies conduct eBusiness.

   The Company's revenues are derived primarily from providing Internet professional services, including educational services, and it anticipates that revenue levels will be driven primarily by the number and scope of its client engagements. During the second quarter of 2001, the Company earned professional services revenues from 30 clients and three professional services clients accounted for approximately 44% of the Company's total net revenues. Revenues from any given client will vary from period to period; however, the Company expects that significant customer concentration will continue for the foreseeable future. To the extent that any significant client uses fewer of the Company's services or terminates its relationship with the Company, revenues could decline substantially and the Company's business and results of operations could be materially adversely effected.

   The Company also generates revenues from providing educational services. Historically, a material portion of sales leads and revenues have come through our executive education seminars. In May 1999, the Company entered into an outsourcing agreement with one of our sales lead sources, Cambridge Executive Enterprises (CEE), to provide the operational aspects of their executive education seminars. On April 13, 2001, the Company and CEE agreed to terminate this agreement. As a result, revenues from educational services will be significantly lower and executive education seminars are likely to play a less significant role in lead generation in the future.

   Revenues and earnings may fluctuate from quarter to quarter based on factors within and outside the Company's control, including the variability in market demand for the Internet-related services and products and for Internet professional services, the length of the sales cycle associated with service offerings, the number and scope of projects, seasonal factors and the efficiency of utilizing professional services employees.

  For the quarter ended June 30, 2001, approximately 92% of professional services revenues were generated pursuant to time and materials contracts. Revenues from time and materials contracts are generally recognized as services are provided. Revenues generated pursuant to fixed-fee contracts are generally recognized as services are rendered using the percentage-of-completion method of accounting. Revenues exclude reimbursable expenses charged to clients.

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

  Client engagements currently average three to six months in duration. If a client engagement ends earlier than expected, professional services employees must be reassigned and any resulting non-billable time will adversely affect professional services margins. The Company also expects per capita professional services costs to increase over time due to wage increases and inflation. Professional services margins are affected by trends in hiring and in professional services employee utilization, and, as such, will vary in the future. Any significant inability to increase billable rates, a decline in billable rates or time billed to clients or the loss of a significant client would materially adversely affect professional services margins.


RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS
                              ENDED JUNE 30, 2000

                         Professional Services Revenues

  Professional services revenues decreased 47% to $10.0 million for the quarter ended June 30, 2001 from $18.8 million for the quarter ended June 30, 2000. This decrease reflects declining market demand for Internet professional services and the termination of our outsourcing agreement with CEE. For the quarter ended June 30, 2001, professional services revenues from three clients totaled 45% of total net revenues, reflecting a continued concentration of revenues from a small number of clients, while professional services revenues from three clients totaled 41% of total net revenues for the quarter ended June 30, 2000.

                     Direct Costs of Professional Services

  Direct costs of professional services consist primarily of the compensation and benefits of employees engaged in the delivery of professional services and of non-reimbursable project expenses related to client projects. Direct costs of professional services margins reflect revenues less the professional services expenses whether or not the employee's time is billed to a client. Direct costs of professional services decreased 9% to $8.4 million for the quarter ended June 30, 2001 from $9.2 million for the quarter ended June 30, 2000. This decrease was primarily due to reductions in subcontractor costs, travel related expense and costs associated with educational services. The Company decreased its professional services headcount to 229 at June 30, 2001 from 324 at June 30, 2000. Direct costs of professional services represented 83% of total net revenues for the quarter ended June 30, 2001 and 49% of total net revenues for the quarter ended June 30, 2000.

                         Selling and Marketing Expenses

  Selling and marketing expenses consist of salaries, commissions, benefits and related expenses for personnel engaged in sales and marketing activities. It also includes public relations, trade shows, promotional expenses and other expenses directly related to sales and marketing. Selling and marketing expenses decreased 20% to $3.7 million for the quarter ended June 30, 2001 from $4.6 million for the quarter ended June 30, 2000. This decrease was primarily due to a reduction in direct expenses related to sales and marketing programs, which was partially offset by higher payroll and benefit related expenses. The total selling and marketing headcount was 69 at June 30, 2001, compared to 59 at June 30, 2000. Selling and marketing expenses represented 37% of total net revenues for the quarter ended June 30, 2001 and 24% of total net revenues for the quarter ended June 30, 2000.


                      General and Administrative Expenses

  General and administrative expenses consist of compensation, benefits, and related expenses for personnel engaged in executive and general management, recruiting, human resources, information technology, finance, administration, and development and maintenance of the Company's service methodologies. It also includes expenses for recruiting, training, leasing and maintaining office space, professional fees and all other general corporate expenses. General and administrative expenses were $6.3 million for the quarter ended June 30, 2001
compared to $6.2 million for the quarter ended June 30, 2000.   This change
reflects increased costs incurred for depreciation, professional fees, and the expansion of international operations, which are partially offset by reductions in payroll and recruiting costs. The total general and administrative headcount was 69 at June 30, 2001, compared to 78 at June 30, 2000. General and administrative expenses represented 62% of total net revenues for the quarter ended June 30, 2001 and 33% of total net revenues for the quarter ended June 30, 2000.


                              Restructuring Costs

  Restructuring costs consisted of charges related to restructuring our professional services operations in response to changing market conditions. The Company incurred costs associated with the restructuring of $660,000 for the three months ended June 30, 2001, including $322,000 in severance costs in connection with the termination of the employment of 90 employees in the following areas: professional services (68), sales and marketing (4) and general and administrative (18); $50,000 in lease termination costs and $288,000 in connection with the write-off of certain assets no longer required in operations.

                                  Merger Costs

  Merger costs consist of expenses related to the transactions contemplated by the merger agreement, dated May 22, 2001, between the Company and eXcelon Corporation. These costs include transaction and professional service fees totaling $797,000 incurred during the three months ended June 30, 2001.


                       Amortization of  Intangible Assets

   Amortization of intangible assets consists of the amortization of goodwill recorded in connection with the Company's OEC acquisition. During 2000, the Company recorded approximately $9.3 million of goodwill related to the OEC acquisition. This goodwill is being amortized over five years. During the quarter ended June 30, 2001, the Company recognized approximately $464,000 of expense related to the amortization of acquired intangible assets.

           Compensation Expense Related to Stock Options and Warrants

  Compensation expense related to stock options and warrants consists of the non-cash compensation expense related to the granting of stock options and warrants. The Company has previously recorded deferred compensation expense of $9.5 million related to certain stock option grants. This deferred compensation expense is being recognized based on the vesting of these stock options. The total compensation expense was approximately $448,000 for the three months ended June 30, 2001 and $265,000 for the three months ended June 30, 2000.

                           Interest and Other Income

  Net interest and other income decreased to income of $338,000 for the quarter ended June 30, 2001 from income of $1,114,000 for the quarter ended June 30, 2000. This change was primarily due to a reduction in interest income generated on the Company's cash and cash equivalents balances and a reduction in other income due to litigation settlements received during the three months ended June 30, 2000.

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


  RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS
                              ENDED JUNE 30, 2000

                         Professional Service Revenues

  Professional service revenues decreased 9% to $28.1 million for the six months ended June 30, 2001 from $31.0 million for the six months ended June 30, 2000. This decrease reflects declining market demand for Internet professional services and the termination of the outsourcing agreement with CEE. For the first six months of 2001, professional service revenues from seven clients totaled 67% of total net revenues, reflecting a continued concentration of revenues from a small number of clients. Professional service revenues from two clients totaled 31% of total net revenues for the six months ended June 30, 2000.

                     Direct Costs of Professional Services

  Direct costs of professional services increased 36% to $20.7 million for the six months ended June 30, 2001 from $15.2 million for the six months ended June 30, 2000. This increase was primarily due to higher payroll and benefits related costs, which were partially offset by reductions in travel related expenditures and subcontracting costs. Direct costs of professional services represented 74% of total net revenues for the six months ended June 30, 2001 and 49% of total net revenues for the six months ended June 30, 2000.

                         Selling and Marketing Expenses

  Selling and marketing expenses increased 16% to $8.9 million for the six months ended June 30, 2001 from $7.7 million for the six months ended June 30, 2000. This increase was primarily due to higher payroll and benefits related costs, which were partially offset by reductions in direct expenses related to sales and marketing programs. Selling and marketing expenses represented 32% of total net revenues for the six months ended June 30, 2001 and 25% of total net revenues for the six months ended June 30, 2000.

                      General and Administrative Expenses

  General and administrative expenses increased 46% to $15.3 million for the six months ended June 30, 2001 from $10.5 million for the six months ended June 30, 2000. This increase was due to higher professional fees, depreciation, rent and facility related expenses and the expansion of international operations, which
are partially offset by reductions in recruiting costs.   General and
administrative expenses represented 54% of total net revenues for the six months ended June 30, 2001 and 34% of total net revenues for the six months ended June 30, 2000.

                              Restructuring Costs

  The Company incurred costs associated with the restructuring of $4.4 million for the six months ended June 30, 2001 including $1,556,000 in connection with the termination of the employment of 290 employees in the following areas: professional services (232), sales and marketing (17) and general and administrative (41); $289,000 in connection with lease termination costs and $2,509,000 in connection with the write-off of certain assets no longer required in operations.

                                  Merger Costs

  Merger costs include transaction and professional service fees totaling $797,000 incurred during the six months ended June 30, 2001.

                       Amortization of  Intangible Assets

   During 2000, the Company recorded approximately $9.3 million of goodwill related to the OEC acquisition. This goodwill is being amortized over five years. For the six months ended June 30, 2001, the Company recognized approximately $928,000 of expense related to the amortization of acquired intangible assets.

           Compensation Expense Related to Stock Options and Warrants

  The total compensation expense was approximately $822,000 for the six months ended June 30, 2001 and $1.0 million for the six months ended June 30, 2000.


                           Interest and Other Income

  Net interest and other income decreased to income of $1.0 million for the six months ended June 30, 2001 from income of $2.2 million for the six months ended June 30, 2000. This change was primarily due to a reduction in interest income generated on the Company's cash and cash equivalents balances and a reduction in other income due to litigation settlements received during the six months ended June 30, 2000.

Liquidity and Capital Resources

  Since inception, the Company has funded operations through the sale of equity securities, bank borrowings and lease financing arrangements.

  At June 30, 2001, the Company's cash and cash equivalents were $41.2 million. Working capital decreased to $39.3 million at June 30, 2001 from $59.6 million at December 31, 2000. Based on the current business plan, the Company believes that its current cash will be sufficient to meet working capital and capital expenditure requirements at least through the next twelve months. However, there can be no assurance that the Company will not require additional financings within this time frame or that such additional financing, if needed, will be available on acceptable terms, if at all.

  Cash used in operating activities was $4.5 million for the six months ended June 30, 2001 and $6.0 million for the six months ended June 30, 2000. Capital expenditures totaled $1.4 million for the six months ended June 30, 2001 and $3.2 million for the six months ended June 30, 2000.

  Cash provided by financing activities decreased to $195,000 at June 30, 2001 from $9.3 million at June 30, 2000 due to a decline in proceeds received in the issuance of common stock.


Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142.

The Company must adopt SFAS No. 141 and SFAS No. 142 on January 1, 2002. Upon adoption, goodwill will no longer be amortized. Amortization expense during the three and six months ended June 30, 2001 related to goodwill was $464,000 and $928,000, respectively. Rather, the Company must reassess impairment of goodwill and record any impairment loss during the three months ended March 31, 2002. The Company is currently assessing the impact of SFAS No. 142 related to any potential impairment of goodwill.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

  As of June 30, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair market value disclosure would be required under SFAS No. 133. All of the Company's investments are money market accounts or U.S. Treasury Bills with maturities of ninety days or less that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such instruments.

PRIMARY MARKET RISK EXPOSURES

  The Company's primary market risk exposure is in the area of interest rate risk. The Company's investment portfolio of cash and cash equivalents is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of the investments.

Part II--Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

2.1 Agreement and Plan of Reorganization dated as of May 22, 2001, among the Company, Comet Acquisition Corp. and eXcelon Corporation and filed as exhibit 99.1 to the Company's Schedule 13D filed on June 1, 2001.

(b) Reports on Form 8-K: On May 23, 2001 the Registrant filed a report on Form 8-K, reporting under Items 5 and 7 on the Agreement and Plan of Reorganization dated as of May 22, 2001, among the Company, Comet Acquisition Corp. and eXcelon Corporation.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        C-Bridge Internet Solutions, Inc.



Date: August 14, 2001                   By: /s/    Joseph M. Bellini
                                            ------------------------    -
                                             Joseph M. Bellini,
                                            Chief Executive Officer

Date: August 14, 2001                   By:  /s/   RICHARD C. PUTZ
                                             ---------------------
                                             Richard C. Putz,
                                            Chief Strategy and Chief Financial
                                        Officer